Form 10-Q
period 2009-03-31
GRANT HARTFORD CORP
filed 2009-05-19
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-155507

GRANT HARTFORD CORPORATION

(Exact name of registrant as specified in its charter)

Montana	20-8690366
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

619 S.W. Higgins Suite O
Missoula, Montana	59803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (406) 531-3363

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☐                               Accelerated filer  ☐                                                           Non-accelerated filer  ☐                               Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of March 31, 2009, the registrant had outstanding 21,450,195 shares of common stock, no par value per share.

GRANT HARTFORD CORPORATION
FORM 10-Q

For the quarterly period ended March 31, 2009

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (F-1 through F-18)	1
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	6
ITEM 4.	Controls and Procedures	6

PART II - Other Information

ITEM 1.	Legal Proceedings	7
ITEM 1A.	Risk Factors	7
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
ITEM 3.	Defaults upon Senior Securities	17
ITEM 4.	Submission of Matters to a Vote of Security Holders	17
ITEM 5.	Other Information	17
ITEM 6.	Exhibits	17
Signatures	18

ii

ITEM 1.     Financial Statements

GRANT HARTFORD CORPORATION (A Development Stage Company)
FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Index to Financial Statements

PAGE #
Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	F-1

Statements of Operations for the Three Months ended March 31, 2009 (Unaudited) and 2008, and Since Inception March 15, 2007 to March 31, 2009 (Unaudited)	F-2

Statements of Stockholders' Equity (Deficit) (Unaudited)	F-3

Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008 (Unaudited), and Since Inception March 15, 2007 to March 31, 2009	F-4

Notes to Financial Statements	F-6

GRANT HARTFORD CORPORATION (A Development Stage Company)
BALANCE SHEETS
AS OF March 31, 2009 (Unaudited) and DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)

ASSETS

Current Assets
Cash	$ 2,577	$ 1,535
Prepaid expenses &and deposits	17,329	32,373
Total Current Assets	19,906	33,908
Non-current Assets
Equipment, net of accumulated depreciation of $869 and $354, respectively.	1,696	2,211
Mineral property	787,292	765,107
Total Non-current Assets Total Assets	788,988 $ 808,894	767,318 $ 801,226

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$ 197,526	$ 240,700
Due to related parties	223,253	187,776
Option payment: mineral property	292,682	301,095
Short-term notes	206,050	9,350
Total Current Liabilities	919,511	738,921

Long-Term Liabilities
Convertible notes payable	271,500	271,500

Total Liabilities	1,191,011	1,010,421

Stockholders' Equity (Deficit)
Common Stock: No par value; 100,000,000 shares authorized, issued and outstanding 21,450,195 and 21,450,195, respectively	624,622	624,622
Accumulated deficit - development stage	(1,006,739)	(833,817)
Total Stockholders' Equity (Deficit)	(382,117)	(209,195)

Total Liabilities and Stockholders' Equity (Deficit)	$ 808,894	$ 801,226

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Since Inception March 15, 2007 to March 31,
	2009	2008	2009

Revenue	$ 0	$ 0	$ 0

Expenses
Financial conference fees	0	0	31,250
Management fees	95,000	31,350	452,275
General and administrative	35,545	15,495	239,314
Professional fees	18,805	12,885	126,417
Geological and property expenses	-	-	29,671
Interest Expense	8,778	-	19,140
Surface access lease payments	14,794	15,007	108,672

Net loss for the period	$ (172,922)	$ (74,737)	$ (1,006,739)

Loss Per Share
Basic and Diluted	$ (0.008)	$ (0.004)	$ (0.055)

Weighted Average Number of shares outstanding:

Basic and Diluted	21,450,195	21,213,900	18,577,298

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
MARCH 31, 2009 (Unaudited) and DECEMBER 31, 2008

	Common Stock Number of Shares Issued	Value	Accumulated Deficit-Development Stage	Stockholder Equity (Deficit)

Balance: December 31, 2007	16,213,900	$ 435,586	$ (247,857)	$ 187,729

Common stock issued for cash	230,670	184,536		184,536
Common stock issued for mineral rights	5,000,000	0		0
Common stock issued in exchange for services	5,625	4,500		4,500
Net loss for the period	__________	________	(585,690)	(585,960)

Balance: December 31, 2008	21,450,195	624,622	(833,817)	(209,195)

Common stock issued for cash	0	0	0	0
Common stock issued for mineral rights	0	0	0	0
Common stock issued in exchange for services	0	0	0	0
Net loss for period	-	-	(172,922)	(172,922)

Balance: March 31, 2009 (Unaudited)	21,450,195	$ 624,622	$(1,006,739)	$(382,117)

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Since Inception March 15, 2007 to March 31
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income for the period	$ (172,922)	$ (74,737)	$(1,006,739)

Non-cash adjustments:
Common stock issued in exchange for services:	0	0	13,635
Depreciation expense	515	0	869

Cash flows from operating activities:
(Increase)/decrease in prepaid expenses and deposits	15,044	15,007	(17,329)
Increase/(decrease) in accounts payable and accrued expenses	(43,174)	1,000	197,526
Increase/(decrease) in due to related parties	35,477	0	223,253
Net cash used in operating activities	(165,060)	(58,730)	(588,785)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	0	0	(2,265)
Investment in mineral property	(30,598)	(9,493)	(494,610)
Net cash used in investing activities:	(30,598)	(9,493)	(497,175)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from short-term debt	196,700	0	206,050
Common stock issued	0	0	610,987
Long-term loans	0	0	271,500
Net cash used in financing activities:	196,700	0	1,088,537

Change in cash during the period	1,042	(68,223)	2,577

Cash, beginning of period	1,535	90,873	0

Cash, end of period	$ 2,577	$ 22,650	$ 2,577

SUPPLEMENTAL DISCLOSURES

Interest paid	$ 0	$ 0	$ 2,699

Income taxes paid	$ 0	$ 0	$ 50

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company capitalizes the rights to its mineral property. $7,593 was paid in cash against the outstanding balance for the period ended March 31, 2008, leaving an unpaid balance of $115,312. During 2009, $8,412 was paid in cash against the outstanding balance, leaving an unpaid balance of $292,682 as of March 31, 2009.

Since inception, $494,610 was paid in cash, leaving an unpaid balance of $292,682 as of March 31, 2009.

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

1.     BASIS OF PRESENTATION AND CONTINUANCE OF OPERATIONS

Grant Hartford Corporation (the "Company") was organized under the laws of the State of Montana on March 15, 2007. Since inception, the Company has been engaged in definition drilling to quantify a gold reserve. The financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The Company maintains its books and prepares its financial statements on the accrual basis of accounting. In the opinion of the Company's management, its audited annual financial statements contain all adjustments necessary in order to present a fair statement of the results for the period presented. All adjustments are of a normal recurring nature.

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future.

March 31, 2009
Working Capital	$ (899,605)
Deficit	$ (1,006,739)

The Company intends to correct any deficiency in working capital through the sale of its common equity to investors and non-convertible debt instruments in order to fund its development in 2009.

2.     SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash at financial institutions which may periodically exceed federally insured amounts.

Net income (or loss) per common share ("EPS") is computed in accordance with the provisions of SFAS No. 128, "Earnings Per Share. Basic EPS is computed by dividing net income (loss) by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options and warrants issued.

Equipment is recorded at cost and depreciated on a straight-line basis using the following useful lives:

Computer hardware and software	3-5 years
Machinery and equipment	4-7 years
Furniture and fixtures	5-10 years

All maintenance and repair costs are charged to operations as incurred. The cost and accumulated depreciation for equipment sold, retired, or otherwise disposed of are removed from the accounts, and the resulting gains or losses are reflected in earnings.

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments: For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, option payment on mineral property, the carrying amounts approximate fair values due to their short maturities.

Mineral Properties: The Company capitalizes the costs incurred to acquire mineral interest in properties, and to drill and equip exploratory sites within the claims groups that are determined to be reserves. A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven (Measured) Reserves are those for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable (Indicated) Reserves are those for which quantity and grade and/or quality are computed form information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. The Company's 1992 Pegasus Gold Report calculated a proven/probable gold reserve in the area of the Nancy Hanks claim. The Company's 1999 Mineral Property Valuation determined that the proven/probable reserve was economically feasible.

Costs to conduct exploration and assay work that does not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved sites are expensed. Potential mineral properties are periodically assessed for impairment of value under SFAS 144 and EITF 04-3 and a loss will be recognized at the time of impairment.

The Company is in the "Development Stage" and is engaged in the preparation of an established commercially mineable deposit for extraction and has not begun exploitation of these deposits. The recoverability of the amounts shown for mineral property are dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development of those reserves and upon future profitable production.

Accumulated mineral property costs are amortized using the units-of production ("UOP") method based on estimated recoverable ounces or pounds in proven and probable reserves.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

3. MINING OPERATIONS

The Company's mining property is located in Granite County near the ghost town of Garnet, Montana. The property is accessible year round by 4-wheel drive vehicles on County and private roads.

Acquisition of the Patented and Unpatented Mineral Claims

The Company acquired an exclusive option to purchase 100% ownership in the mineral deeds to 23 patented mineral claims and 122 unpatented mineral claims covering approximately 2,900 acres located within the Garnet Mining District of Granite County, Montana from Commonwealth Resources, LLC. The President and CEO of the Company, Eric Sauve, and the Company's Senior Consultant, Aaron Charlton, are also owners in Commonwealth Resources, LLC. The owner of record for the 122 unpatented claims and the 22 patented claims is Commonwealth Resources, LLC, who holds these claims subject to the terms and conditions in the Option Agreement between Commonwealth Resources, LLC and our Company, Grant Hartford Corporation. The owner of record of one (1) patented claim, the Free Coin, is Karl Roesch. Commonwealth Resources, LLC holds a purchase agreement and mining lease on this claim which has been assigned to Grant Hartford Corporation.

Option Agreement

The Company entered into an option agreement with Commonwealth Resources, LLC (Commonwealth), a related party, with effect from June 15th, 2007. The agreement gives the Company an exclusive option to purchase the mineral rights (excluding surface rights) on the 23 patented mining claims and an exclusive option to purchase 122 unpatented mining claims for a period of five years.

Significant terms of the agreement are as follows:

1.	Issue 19,000,000 Grant Hartford Corporation common shares at no par value to Commonwealth Resources, LLC;
2.

Make annual option payments of $190,000 to Commonwealth Resources, L.L.C. for a period of up to five years, starting June 15, 2007 and ending either the earlier of the option exercise or June 15, 2012;

3.	Make annual option payments of $400,000 to Commonwealth Resources, L.L.C. starting June 15, 2012 and ending June 15, 2014 in order to extend the option period for an additional two years;
4.	Make annual access lease payments of $60,000 starting June 15, 2007 and continuing for the life of the project;
5.

Pay a purchase price of $7,000,000 to Commonwealth Resources, L.L.C. for the ownership of the mineral rights at any time within the first five years of the contract or in the two option extension years should the Company so elect.

6.	During the Option period gold ore production must not exceed 100 tons per day;
7.	The Company must pay Commonwealth Resources a 5% Net Smelter Return on all gold produced during the Option period.
8.	As of March 31, 2009, $87,318 of option payments have been paid resulting in an accrual on the balance sheet of $292,682.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

3. MINING OPERATIONS (Continued)

History of Previous Operations

Between 1896 and 1942, geological reports indicate the following mines were active on the Company's property:

      Nancy Hanks Mine
      Lead King Mine
      Dewey Mine
      International Mine
      Tiger Mine

All mining ceased on the property at the beginning of the Second World War and the mines were never reopened. Exploration programs on portions of the Company's property were conducted by the American Mining Corporation in the 1960's (owned by James Charlton, Aaron Charlton's father), Anaconda Minerals Company during the early 1960's, Western Gold Exploration and Mining Company 1988 to 1989, Garnet Mining Corporation between 1987 and 1989 (owned by Aaron Charlton), and Trans Global Resources Corporation in the early 1990's (Aaron Charlton, Chairman).

The Company is in possession of a report that calculates a (historical) gold reserve. In 1989 the Pegasus Gold Corporation entered into a Joint Venture Agreement with Garnet Mining Corporation on the Garnet Project and began exploration. In December 1992, Pegasus geologist Eric Stimson submitted to Pegasus a report (the "1992 Report") on the Garnet Project containing a reserve calculation on the Nancy Hanks deposit. Grant Hartford Corporation is the owner of this report. According to the 1992 Report, proven and probable reserve tonnage was calculated at 3.2 million US short tons with a gold grade of 0.04 ounces per ton. This equates to 128,000 ounces of contained gold.

The following Summary is extracted from the 1992 Report. Please note that the reserves as stated are a gross estimate of what can be economically and legally recovered from the mine and, as such, these calculations do not incorporate losses for dilution and mining recovery.

"Between December 1989 and December 1992, Pegasus Gold conducted an exploration program covering over 22 square miles and employing airborne magnetics and resistivity, ground, magnetics, IP, and resistivity surveys. Drill targets were defined using geologic mapping, [and] rock, soil and trench geochemistry. Fourteen targets were drill tested with 147 reverse circulation holes (47,601 feet), and six core holes (1,710 feet).

"A reserve estimate was calculated for the Nancy Hanks deposit using 16 north-south cross sections and measuring "ore" tonnages for 129 polygonal blocks on these cross sections as defined by intercepts in 43 reverse circulation drill holes, nine trenches, and three core holes. These calculations result in an estimate of 3.2 million tons of ore, having an average grade of 0.04 ounces AU per ton."

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

3. MINING OPERATIONS (Continued)

In 1999 Dr. John Brower, Mineral Economist at Montana Technical College produced a report (the 1999 Brower Report) based on the Pegasus exploration geological data. This report included a pre-feasibility study that determined the Garnet Project was economically feasible in 1999 when gold was $315 per ounce.

The Summary of the 1999 Brower Report states:

"The prefeasibility model is stated in constant 1999 dollars, and is based on a 6-year mine life, followed by two years of reclamation, sufficient to mine 6,972,000 short tons of gold ore, running an average of 0.086 troy ounces per short ton, plus 4,452,000 tons of waste rock. Physical tonnages, ore grade data and pit boundaries were derived from computerized mine design software, using extensive drill hole data from earlier assessment work. Revenue is based on a forecast gold price of $315 per ounce prevailing for the mine life, with deductions for refining, to arrive at net smelter returns (NSR) of 98.5%. Normal operating costs are deducted. A provision of $2 million dollars is made for a two-year mine reclamation and closure phase, and costs associated with permitting of $200,000. All federal, state and local taxes are considered, and appropriate depreciation and depletion is used. Net cash flows are determined year-by-year, and discounted 12.0% per year to arrive at a net present value. The chosen discount rate is higher than a no risk return, but lower than a high-risk rate that does not fit the Garnet deposit. The rate is therefore a reasonable one for the circumstances, and the current financial market. These assumptions result in a net present value of $3,242,008 rounded to $3.24 million, for the mineral estate alone,...."

Under Section "4.2 Results of Pegasus Exploration" the 1999 Brower Report states:

".....Cross sections of potentially mineable Dewey/Nancy Hanks and Cascade zones were constructed by Pegasus, showing drill holes and intercepts of gold and other geology. Pegasus calculated ore reserves manually by drawing polygons on the cross sections, and with polygon cross sectional areas determined by use of planimeters. Polygons were then extended halfway to the adjacent cross section to determine volume and tonnage. Ninety three "ore blocks" were created on ten cross sections."

"The approach employed by Pegasus is suitable as a first approximation, early indication type of estimate, to determine whether enough gross grade and tonnage is present to merit further work, but is far too generalized for feasibility decisions. More sophisticated analytical techniques using computer models (bellow) can reveal ore grades and gross tonnages that differ significantly from first approximations. They can be substantially higher or lower, due to more selective designation of what is ore and what is waste, which can subsequently expand or contract mineable zones. Pegasus calculated 3.2 million tons of ore for the Dewey/ Nancy Hanks ore body, running 0.04 ounces per ton (o.p.t.) and a ration of about 2.1 of waste rock to ore (stripping ratio)."

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

3. MINING OPERATIONS (Continued)

Under Section "4.3 Computer Mine Modeling Results" the 1999 Brower Report states:

"The current valuation (this report) uses the drill hole data from Pegasus in computer mine modeling, namely the commonly used proprietary programs SURPAC and THREE-D. SURPAC to generate a mine block model, in this case with user defined mine blocks 100 feet square and 50 feet high. Modeling utilized 62 drill holes in the Dewey/Nancy Hanks area and 17 in the Magone & Anderson, with an average spacing of 250 feet apart, providing sufficient basis for considering the results to be in the proven/probable range, and therefore sufficient for economic analysis. ..... At a gold price of $300/oz, computer modeling generates gold ore reserves of nearly 7 million tons at an average grade of 0.086 o.p.t., and with less waste rock than ore resulting in a stripping ration of about 0.64 to one. At an 80% recovery factor, this results in 455,875 recoverable ounces of gold."

Current Operations

The Company's 2008 drilling program was designed to quantify, through the use of definition drilling, both open pit and underground mine gold targets identified by the previous Pegasus Gold Corporation exploration program. The Company intends to use this information to complete an updated proven/probably ore reserve estimate and feasibility study.

During 2008, Grant Hartford completed 54 drill holes with total drill footage of 12,497.5 feet. These holes were completed by O'Keefe drilling using reverse circulation drill rigs. All holes were completed during the third and fourth quarters of 2008. Original drill plans included drilling of over eight (8) targets. Due to the promising results obtained in the first three zones drilled, drilling was concentrated on these three ore zones. The plan called for definition drilling near high-grade zones encountered by Pegasus between 1989 and 1992. The drilling resulted in 1,879 samples generally representing five (5) foot intervals were sent for assay. Shorter intervals were sampled when vein systems were able to be identified. 229 samples were run in duplicates of 2-4 repeats. This represents a 12.2% assay duplication.

In 2009, the Company intends to drill numerous other targets not drilled in 2008 as well as improve confidence in zones drilled in order to support mine planning and engineering.

There are no mining or milling operations on the property as of today. There is no electric power on the property. Any future mining or milling operation will require either power lines to reach the property or the generation of power on site. There is no cost estimate available for either option at this time.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

3. MINING OPERATIONS (Continued)

Property Geology

In the 1992 Pegasus report, geologist Eric Stimson summarizes the district geology and mineralization:

"Near the Garnet mining district, the northwest-plunging Deep Creek anticline is intruded on its northern flank by granodiorite of the Garnet Range stock. The formations in contact with the granodiorite include silty quartzites of the upper Proterozoic Garnet Range Quartzite (Missoula Group), vitreous Cambrian Flathead Quartzite, shales and silty carbonates of the Cambrian Wolsey Shale, dolomites and gray limestone of the Cambrian Meagher Limestone, poorly exposed Cambrian Park Shale, light colored dolomite and limestone of the Cambrian Pilgrim Formation, thin-bedded limestones and calcareous shales of the Cambrian Red Lion and Devonian Maywood Formations (mapped as a single unit), and black, carbonaceous limestones and dolomites of the Devonian Jefferson Formation.

Within a thousand feet of the granodiorite, contact metamorphism is well developed in thesedimentary rocks. Limestones are recrystallized to coarsely crystalline marbles, carbonaceous limestones and dolomites are bleached white with some recrystallized graphite observed, impure carbonates and silty shales are commonly converted to anhydrous skarn assemblages (principally garnet-epidote-diopside), and silty quartzites contain prominent clots of biotite-andalusite-cordierite, creating the distinctive spotted hornfels that district miners called "birdseye porphyry".

Most of the intrusive contacts mapped in the district are north-dipping and conformable to bedding. Northdipping sills are abundant within a thousand feet of the plutonic contact. However, the stock itself is probably not conformable. Regional aeromagnetic maps indicate that a thin shelf of sedimentary rock extends for more than a mile away from the contact. Granitic rocks are probably present at shallow depths beneath the sedimentary rocks before dropping off abruptly at the edge of the stock. The many sills in this shelf of sedimentary rock probably contributed to the widespread contact metamorphism observed in the district.

Gold-hearing quartz vein zones dip from 30 to 50 degrees northward in the Garnet district, and from 30 to 45 degrees southward at Coloma. These veins were responsible for an estimated 150,000 ounces of gold production from the Garnet and Coloma mines, as well as for much of the estimated 500,000 ounces of placer gold from nearby creeks.

Four major vein systems are present in the Garnet district (figure 2). All four strike generally east-west, and dip at shallow to moderate angles toward the north. The most northerly of these is the Nancy Hanks system which includes the International, Shamrock, Dewey, and Nancy Hanks veins. These veins occur within the granodiorite, or along the contact with marbles and shales of the Jefferson, Red Lion, and Maywood Formations. The vein systems are anastomosing networks of north-dipping veins and veinlets, with abundant subhorizontal ladder veinlets cutting the granodiorite between the main veins. The veins and veinlets are predominantly milky white or clear quartz with minor calcite and/or ankerite. Up to 2% pyrite can be found in the veins, but trace amounts are more typical. Away from the major veins, the granodiorite is strongly propylitized for a few inches up to several feet with minor amounts of disseminated pyrite. Trace amounts of quartz veinlets are sometimes responsible for ore grade drill intercepts."

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

4. MINERAL PROPERTY

	Balance	Impairment Recognized	Net Book Value

Garnet, Montana option payment 06/30/2007	$190,001	$ 0	$190,001
Garnet, Montana expenditures to 12/31/2007	0	0	0
Garnet, Montana option payment 06/30/2008	190,000	0	190,000
Garnet, Montana expenditures to 12/31/2008	385,106	0	385,106
Garnet, Montana expenditures to 3/31/2009	22,185	0	22,185

TOTAL			$787,292

The Company has not begun exploitation of mineral reserves; no impairment on the accumulated mineral property has been recorded.

5. SHORT-TERM NOTES

The Company has one (1) short-term note with Commonwealth Resources, LLC, a related party. The note bears interest of 0% payable on or before December 2009. If the sum is not paid when due, interest shall accrue at a rate of 15% per annum from date of default, or declaration of default, whichever shall occur first. The balance of this note at March 31, 2009 was $5,150.

The Company has various other short-term notes payable totaling $200,900, due March 2010 at interest rates ranging from 11.11% to 12.50%. $150,000 of the short-term notes are secured by shares of the Company's stock at $1.00 per share.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

6. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	March 31, 2009	December 31, 2008

Non-transferable convertible notes, with interest from 12% - 14% paid semi-annually, maturing from January 2010 to November 2010. These notes may be paid in full or part before the maturity date. They are also convertible at the lenders' discretion for shares of common stock at a rate equal to 95% of the initial share price quoted on the first day listed on the Over- The-Counter-Bulletin-Board or at the closing market price on the date the election is made. In addition, the lenders are to be issued common stock equal to 2.5% of the principal of the note as determined on the date the note is converted or matures.

	$ 271,500	$ 271,500
	$ 271,500	$ 271,500

Maturities of the long-term debt are as follows:
2009	-	$ -
2010	271,500	271,500
Thereafter	-	-
	$ 271,500	$ 271,500

Accrued interest on the notes totaled $16,441 and $7663 for the period ended March 31, 2009 and for the year ended December 31, 2008, respectively. These amounts are included in accounts payable and accrued expenses on the balance sheet.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

7. EQUITY

	Number of Shares	Share Capital

Authorized
100,000,000 common shares without par value

Balance as of December 31, 2007	16,213,900	435,586

Shares issued for property acquisition at no par value	5,000,000	0
Private placement at $0.80 per share	230,670	184,536
Private placement/services performed at $0.80 per share	5,625	4,500

Balance as of December 31, 2008	21,450,195	$624,622

Balance as of March 31, 2009	21,450,195	$624,622

On March 22, 2007 the Company issued 1,000,000 common shares at a price of $0.001 per share to its President & CEO as founders' shares.

On March 23, 2007 the Company closed a private placement of 280,000 common shares at a price of $0.125 per share.

On June 15, 2007 the Company issued 14,000,000 common shares at no par value pursuant to the terms of an Option Agreement with Commonwealth Resources LLC regarding the Garnet mineral property.

On June 18, 2007 the Company issued 100,000 common shares at a price of $0.001 to one of its Directors as founders' shares.

On October 31, 2007 the Company closed a private placement of 793,900 common shares at a price of $0.50 per share. Included in this offering are 11,000 shares issued for services to be provided.

On October 24, 2007 the Company issued 25,000 common shares at a price of $0.001 to one of its Directors as founders' shares.

On December 10, 2007 the Company issued 10,000 common shares at a price of $0.001 per share to its Vice President as founders' shares.

On December 17, 2007 the Company issued 5,000 common shares at a price of $0.50 per share to its attorney pursuant to the terms of a retainer agreement.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

7. EQUITY (Continued)

On January 24th, 2008 the Company amended its Option Agreement with Commonwealth Resources L.L.C. in which the Company issued 5,000,000 common shares at no par value in lieu of 5,000,000 preferred shares.

On May 31, 2008 the Company closed a private placement of 236,295 common shares at a price of $0.80 per share. Included in this offering are 5,625 shares issued for services provided.

Warrants

     Warrant transactions are summarized as follows for the period ended:

	December 31, 2008
	Number	Exercise Price
Outstanding, beginning of period	793,900
Granted	236,295	1.50
Exercised	0	0
Expired	0	0

Outstanding, end of period	1,030,195

	March 31, 2009
	Number	Exercise Price
Outstanding, beginning of period	1,030,195
Granted	0	$ 0.00
Exercised	0	0.00
Expired	0	0.00

Outstanding, end of period	1,030,195

The Company issued warrants with each common share issued under a private placement between April 1, 2008 and May 31, 2008. Each warrant is exercisable at $2.00 into one common share of the Company until May 31, 2010.

These shares were excluded from diluted earnings per share as their effect would be anti-dilutive.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

8. DUE TO RELATED PARTIES

At March 31, 2009, a total of $223,253 (December 2008 - $187,776) is payable to directors and management for fees. These outstanding amounts payable are unsecured and non-interest bearing with no fixed terms of repayment.

9. INCOME TAXES

Income taxes are provided on the income earned in the financial statements. In accordance with SFAS "Accounting for Income Taxes," the Company applies the liability method of accounting for income taxes, under which deferred income taxes are provided to reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

The provision for income taxes consists of the following components:

	2009	2008

Current tax	$ 0	$ 0
Deferred tax benefit of net operating loss	$ (99,083)	$ (218,652)
Increase in deferred tax asset valuation allowance	$ 99,083	$ 218,652

	$ 0	$ 0

The deferred tax benefits arose from the net operating losses incurred by the Company during the respective years. Net operating losses are currently allowed to be carried forward for twenty (20) years.

Deferred tax assets as of March 31, 2009 and December 31, 2008 consist of the following components:

	2009	2008

Deferred tax asset	$ 414,709	$ 315,626
Deferred tax asset valuation allowance	$ (414,709)	$ (315,626)

Net deferred tax asset	$ 0	$ 0

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. As the result of the implementation of the FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of March 31, 2009 and December 31, 2008, the Company has no unrecognized tax benefits. By statute, tax years ending in December 31, 2007 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

10. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

11. SUBSEQUENT EVENTS

On April 8, 2009, the Company's amended articles of incorporation were approved to include authorization of 50,000,000 preferred shares with a par value of .0001.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

These financial statements and the documents incorporated in it by reference contain forward-looking statements that involve known and unknown risks and uncertainties. Examples of forward-looking statements include: projections of capital expenditures, competitive pressures, revenues, growth prospects, product development, financial resources and other financial matters. You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or the negative of such terms, or other comparable terminology.

Our ability to predict the results of our operations or the effects of various events on our operating results are inherently uncertain. Therefore, we caution you to consider carefully the matters described under the caption "Risk Factors" and certain other matters discussed in these financial statements, the documents incorporated by reference in this Management's Discussion and Analysis, and other publicly available sources. These factors and many other factors beyond the control of our management could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by the forward-looking statements.

Executive Summary

We are in the business of developing mineral properties in the state of Montana. We have acquired an option to purchase the mineral rights on 23 patented mineral claims and 122 unpatented mineral claims for a seven year period. We intend to exercise this option; however, we are currently in the process of developing four of the patented mineral claims and continuing the evaluation of the remaining patented and unpatented claims.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.

Off Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

(a)   Plan of Operation.

Our independent auditor has noted that there is substantial doubt about our ability to continue as a going concern at December 31, 2008. In light of our lack of revenues, and operating capital, our ability to continue as a going concern is dependent upon future events, such as the successful exploration and exploitation of the mineral property, our ability to engage the services of highly qualified consultants who have expertise in the industry and our ability to secure additional sources of financing. See Risk Factor-"Auditor has raised substantial doubt about our ability to continue as a going concern."

Our plan of operation is to conduct development work on the Nancy Hanks Lode Mining Claim, ms#5365, the Dewey and Midnight Lode Mining Claims, ms#9833, the International Lode Mining Claim, ms#3612 and the Tiger Lode Mining Claim, ms#5361 and continue evaluating the remaining patented and unpatented mining claims in order to develop them for commercial mining. Our 2008 drill program was designed to quantify, by definition drilling, targets identified by previous exploration programs which were conducted by Pegasus Gold Corporation, Trans-Global Resources, N.L., Garnet Mining Corporation, Western Energy Corporation, American Mining Corporation and Anaconda Corporation. Our geological data base contains geological, geochemical, and geophysical reports, maps, and drill logs prepared from work performed by the previously referenced companies. We currently hold a Small Miners Exclusion Statement (#46-032) issued by the State of Montana which allows us to mine an unlimited amount within a 5 acre area of surface disturbance. We also hold an Exploration License (#00545), which has been issued by the State of Montana.

In 2008 we completed a 54 hole reverse circulation drilling program. We are currently analyzing the data from the 2008 drilling program and intend to conduct mine engineering and feasibility studies in the first and second quarters of 2009 subject to adequate financing. We also intend to conduct mill engineering in the second quarter of 2009 subject to adequate financing. We expect to begin our 2009 drilling program in the second quarter of 2009 and continue drilling into the fourth quarter subject to further financing. Pending the outcome of mine engineering, mill engineering and feasibility studies, we expect to begin mining proven/probable gold reserves in 2009 and to begin construction of an onsite mill for processing of the proven/probable gold reserves in the later part of 2009 subject to further financing.

The Company capitalized expenditures of $22,185 relating to the analysis of its 54 hole reverse circulation drill program for the quarter ending March 31, 2009.

The Company incurred expenses of $172,922 for the quarter ending March 31, 2009. The monthly average expenditure for both capital and expense items in the quarter was $65,036.

2009 Q1 EXPENSES
Interest Management fees General & administrative Professional fees Surface access lease payments	$ 8,788 95,000 35,545 18,805 14,794
TOTAL	$ 172,922

The Company anticipates capital expenditures to increase in the second and third quarter of 2009 as the 2009 drilling and development program begins.

2009 Q2 EXPENSES (ESTIMATED)
Interest Management fees General & administrative Professional fees Surface access lease payments	$ 10,000 125,000 40,000 36,000 15,000
TOTAL	$ 226,000

(b)   Management Discussion and Analysis of Financial Condition.

Q 1 ended March 31, 2009.

Revenues

As of March 31, 2009, we did not generate any revenues. For the fiscal year ending December 31, 2009, management plans to satisfy our cash requirements and working capital needs through private placements of debt or equity offerings, and corporate debt notes in order to proceed with the necessary development of the property.

Operating Loss

As at the financial period ended March 31, 2009, we incurred a net loss of ($172,922). This net operating loss was a result of interest expense of $8,788, management fees of $95,000, general and administrative costs of $35,545, professional fees of $18,805 and surface access lease payments of $14,794. We anticipate our operating expenses will increase in Q2 2009 to $226,000. The increase will be attributable to fulfilling the terms of employment agreements with the Company's President Eric Sauve, the Company's Senior Consultant Aaron Charlton, the Company's Vice President of Corporate Finance, B.J. Ambrose, the Company's Vice President of Marketing, Tim Mathews, and the professional fees that we will incur in connection with the filing of this Registration Statement with the Securities Exchange Commission under the Securities Act of 1933, as amended. We anticipate our ongoing operating expenses will also increase in comporting with the reporting requirements pursuant to the Securities Exchange Act of 1934, as amended.

As at March 31, 2009, we had liabilities of $1,191,011. These liabilities were a result of accounts payable of $197,526, due to related parties of $223,253, option payment: mineral property of $292,682, short term notes of $206,050, and convertible notes of $271,500.

For the quarter ended March 31, 2009, we had a total shareholders' equity of ($382,117).

Income Taxes

As at March 31, 2009, we paid $0 in income taxes.

Liquidity and Financial Resources

We had negative working capital of ($899,605) at March 31, 2009. For the quarter ended March 31, 2009, net cash used in operating activities was ($165,060). For the quarter ended March 31, 2009 net cash used in investing activities was ($30,598). For the quarter ended March 31, 2009, we raised working capital of $196,700 as a result of the issuance of our short term notes. At quarter end, March 31, 2009, we had cash of $2,577.

The Company intends to correct any deficiency in working capital through the sale of its common equity to investors and non-convertible debt instruments in order to fund its development in 2009.

Financial Statements for the first quarter ended March 31, 2009 as compared to the first quarter period ended March 31, 2008.

Revenues

As of the first quarter ended March 31, 2009, the Company did not generate any revenues as compared to generating no revenues for the first quarter period ended March 31, 2008.

Operating Loss

As of the first quarter ended March 31, 2009, we incurred a net loss of ($172,922), as compared to a net loss of ($74,737) for the first quarter ended March 31, 2008, representing an approximate 131% increase in net losses. This increase in net losses was primarily due to an increase in management expenses, general and administrative, professional fees, and interest expense.

As at first quarter ended March 31, 2009, we had total liabilities of $1,191,011 as compared to total liabilities of $1,010,421 at December 31, 2008, representing an approximate 18% increase in liabilities. This increase was primarily due to an increase to related parties and short-term notes.

We have an accumulated deficit as at first quarter ended March 31, 2009 of ($1,006,739) as compared to ($833,817) for the period ended December 31, 2008. Additionally, at March 31, 2009, we had total stockholders' equity of ($382,117) as compared to ($209,195) for the period ended December 31, 2008.

Income Taxes

As at first quarter ended March 31, 2009, we paid income taxes of $0.

Liquidity and Financial Resources

We had negative working capital of ($899,605) for the first quarter ended March 31, 2009, compared to negative working capital of ($705,013) for the twelve month period ended December 31, 2008. For the first quarter ended March 31, 2009, net cash used in operating activities was ($165,060), as compared to the first quarter ended March 31, 2008 of ($58,730). For the first quarter ended March 31, 2009, net cash used in investing activities was ($30,598), as compared to ($9,493) of net cash used in investing activities in the first quarter ended March 31, 2008. For the first quarter ended March 31, 2009, financing activities provided $196,700 and for the first quarter ended March 31, 2008, financing activities provided ($7,593). Net cash increased by $1,042 for the first quarter ended March 31, 2009 as compared to a decrease of ($68,223) for the first quarter ended March 31, 2008.

From the date of the incorporation of March 15, 2007 through March 31, 2009, we have raised $624,622 in cash through the issuance of 21,450,195 common shares, $206,050 in cash through the issuance of short term notes.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.     Controls and Procedures

Based on their evaluation as of the end of the period covered by this Form 10-QSB, the Company's president, as its principal executive officer, and secretary/treasurer, as its principal financial officer, have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the principal executive officer and principal financial officer have concluded the Company's disclosure controls and procedures are effective in timely informing them of material information relating to the Company required to be disclosed in its reports under the Securities Exchange Act of 1934.

There was no change in the Company's internal control over financial reporting during the Company's fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.

None.

ITEM 1A.     Risk Factors.

The risks described below should not be considered to be comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any events occur that give rise to the following risks, our business, financial condition, cash flow or results of operations could be materially and adversely affected, and as a result, the trading price of our Common Stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this report.

Risk Factors Relating to Our Business

1:   We have limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of developing an established commercially minable deposit of proven/probable reserves for their extraction. We may not successfully address these risks and uncertainties or successfully implement our business plan. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits that we anticipate in the future.

Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and preparing an established commercially minable deposit of proven/probable reserves for their extraction. These include, but are not limited to, inadequate funding, competition, and unsuccessful proven/probable reserve development. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

2:    We will require additional funding

As of December 31, 2008, we had cash in the amount of $1,535. Our 2009 drilling program will require approximately $1,140,000 to complete. We will require additional financing in order to begin and complete future phases of the recommended drilling programs, as well as any additional development. We currently do not have any operations and have no income. Our business plan calls for significant development expenses. We will also require additional financing if further development programs are necessary. We will require additional financing to sustain our business operations if we are not successful in earning revenues once development is complete. In the event that our development programs are successful in preparing the proven/probable reserves of commercial tonnage and grade and we exercise our property purchase option, we will require additional funds in order to place the patented and unpatented mining claims into the commercial production stage. We currently do not have any arrangements for financing and we may not be able to obtain financing when required and on favorable terms. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other metallic proven/probable reserves and the costs of exploring for, developing and producing these materials. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations.

3:   Auditor has raised substantial doubt about our ability to continue as a going concern

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have an accumulated deficit since inception of ($585,960) for the period from our inception, March 15, 2007, to December 31, 2008 and have no revenues. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial mining of our proven/probable reserve interest in the patented and unpatented mining claims. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new proven/probable reserve development companies and the high rate of failure of such enterprises. Our auditor's concern may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment. Persons who cannot afford to lose their entire investment should not invest in this offering.

4:   We are a new company with no history

We have just begun developing our mining claim holdings for which we have acquired our options. As a result, we have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on March 15, 2007, and to date, we have been involved primarily in organizational activities, the acquisition of an option to purchase interests in 145 patented and unpatented mining claims, obtaining an independent consulting geologist's report on these mining claims, and completing our 2008 drilling program. There is no history upon which to base any assumption as to the likelihood that we will prove successful. We have not earned any revenues as of the date of this prospectus, and thus, we face a high risk of business failure.

5:  We rely on consultants

We have a written agreement with our consulting geologist, Thomas J. Peters; that requires him to review all of the historical information available on the mining claims we have under option, the results from the previous exploration work performed on these mining claims, and to make recommendations based on those reviews. We also have an oral agreement and written confirmation with our consulting geologist, Ted Antonioli, to perform geological recommendations and assist in the permitting process. We also have an agreement with the University of Montana to utilize the Geological Department and Geographical Information Systems Department to digitize data and have a verbal agreement retaining the services of Dr. James Sears. In addition, we have agreements with: Norris Labs to perform analyses on geological samples;Kirk Engineering for a water base line study and survey for a mill and tailings impoundment; with BJ Ambrose for his full time services as the Vice President of Corporate Finance; with Tim Matthews for his full time services as the Vice President of Marketing; with J. Robert Flesher for his full time services as Vice President of Mining and Geology; with Aaron Charlton for full time management services and with Eric Sauve for full time management services.

Each of these functions requires the services of persons in high demand in the industry and these persons may or may not always be available when needed. The implementation of our business plan may be impaired if these parties do not perform in accordance with their written and oral agreements.

6:   Common ownership of GHC and Commonwealth Resources, L.L.C.

Our sole material assets are the options to the Garnet Mining Claims, which claims are owned, or optioned by Commonwealth Resources, L.L.C. The Optionor, Commonwealth Resources, L.L.C. is owned in part by Mr. Eric Sauve, who is the President, CEO, CFO and Director of Grant Hartford Corporation. In addition, Mr. Aaron Charlton, who is a Senior Consultant to the Company, is likewise a part owner of Commonwealth Resources, L.L.C. While we do not anticipate any conflicts with the equity interest that Messrs. Charlton and Sauve have in GHC and Commonwealth Resources, L.L.C., we expect that any conflicts will be negotiated in good faith for the best interests of the Company and that agreements with related parties will be in the ordinary course of business and will occur on terms that are similar to those transactions with unrelated parties. We believe that any conflicts can be resolved only through the exercise of prudent judgment consistent with such Officers' and Directors' fiduciary duties to the Company.

Mr. Charlton negotiated in good faith on behalf of and for the best interest of Commonwealth Resources L.L.C. and Mr. Eric Sauve negotiated on behalf of and in good faith and at arm's length for the best interest of Grant Hartford Corporation. The negotiations concluded in a Letter of Intent which was signed on March 22, 2007. The Option Agreement became effective on June 15, 2007. At the time the Option Agreement became effective Eric Sauve was not a Membership owner of Commonwealth Resources L.L.C. and did not become a member until August 31, 2007. We, at this point, have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters. In the interim, or until such time as we adopt more definitive conflict of interest and ethics rules, which will include the rules set forth in the Sarbanes-Oxley Act of 2002, Federal legislation. We will refer any possible conflicts to the Board of Directors to ensure that any Officer, Director or Senior Consultant proposed transaction fulfils prudent judgment and the duty of fair dealing with the Company. However, any conflict that may arise that is not in the best interest of the Company could have a detrimental effect on the Company and the shareholder's value.

Any future potential conflicts will be governed by the independent members of the Board of Directors. However, any conflict of interest with our President, CEO, CFO, Directors and our Senior Consultant, could result in a loss of confidence by our shareholders or potential investors and could result in a disruption to the business, adversely affecting our Company and the existing shareholders.

7:   Unanticipated issues may occur

Potential investors should be aware of the difficulties normally encountered by new development companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of the proven/probable reserves. These potential problems include, but are not limited to, unanticipated problems relating to development, and additional costs and expenses that may exceed current estimates. The development of proven/probable reserves also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which the Company cannot insure, or against which it may elect not to insure. At the present time, we have no insurance coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position. In addition, there is no assurance that the expenditures to be made by us in the development of the mineral claims will result in the preparation of proven/probable reserve deposits. Problems such as unusual or unexpected formations and other conditions are involved in proven/probable reserve development and often result in unsuccessful preparation efforts.

8:   We will continue to incur losses for the foreseeable future

Prior to completion of the development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur continuing and significant losses into the foreseeable future. As a result of continuing losses, we may exhaust all of our resources and be unable to complete the preparation of the proven/probable reserve. Our accumulated deficit will continue to increase as we continue to incur losses. We may not be able to generate profits or continue operations if we are unable to generate significant revenues from the mining of the mineral claims even if we exercise our options. There is limited history upon which to base any assumption as to the likelihood that we will be successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

9:   Because access to the mineral property may be restricted by inclement weather, the Company may be delayed in its development efforts

Access to the mineral property may be restricted during parts of the year, due to weather in the area. The property is in a mountainous area in the Garnet Mining District, Granite County, Montana. The terrain is mountainous, and the property is accessed by county roads, Bureau of Land Management roads, and private roads. Although these roads have been used for exploration in the past, they are best traveled by four-wheel drive vehicles from spring to the beginning of winter. During the winter months, heavy snowfall can make it difficult to undertake work programs. We do not currently plan drilling operations in the winter months. Frequent inclement weather in the winter months makes exploration activities difficult and the planning of development activities challenging. As a result, any attempt to prepare or develop the property is largely limited to the times when weather permits such activities. The most efficient time for us to conduct our work programs is during the months of May through November. These limitations can result in significant delays in our development efforts, as well as production, in the event of unsuccessful preparation of established commercially minable deposits of proven/probable reserves. Delays in development and drilling due to inclement weather could significantly increase the time that it would take to generate any operating revenues or prohibit achieving profitable operations.

10:   If management cannot devote sufficient time to operations, its business may fail

Mr. Sauve, our President, Chief Executive Officer and Chief Financial Officer, devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Sauve. Mr. Aaron Charlton, our Senior Consultant, also devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Charlton. J. Robert Flesher, our Vice President of Mining and Geology, devotes his full time and attention to our development program. We have an oral Employment Agreement with Mr. J. Robert Flesher. BJ Ambrose, our Vice President of Corporate Finance, devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Ambrose. Tim Matthews, our Vice President of Marketing, devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Matthews. Currently, we retain the services of five consulting geologists on a part-time basis. If our management is unable to devote a sufficient amount of time to manage our operations, our business could fail.

11:   Sales of substantial amounts of common stock may adversely affect prevailing market price

Our President, Mr. Eric Sauve, is the beneficial owner of 3,232,830 shares of our common stock, which equates to 14.38% of our issued and outstanding common stock. Our Senior Consultant, Aaron Charlton, is beneficial owner of 9,440,566 shares of our common stock which equates to 41.99% of our issued and outstanding common stock. Rodney Haynes beneficially owns 4,742,076 shares of our common stock which equates to 21.09% of our issued and outstanding common stock. There is presently no public market for our common stock; however, we propose to apply for quotation of our common stock on the NASD Over-The-Counter Bulletin Board ("OTCBB") upon the effectiveness of this Registration Statement, of which this Prospectus forms a part. If our shares are publicly traded on the OTCBB, Mr. Sauve, Mr. Charlton and/or Creative Finance PFP will be eligible to sell their shares publicly, subject to the volume limitations of Rule 144. The sale of a large number of shares at any price may cause the market price to fall. Sales of substantial amounts of common stock or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

12:   The mine development business is highly competitive

The mine development business is highly competitive. Our preparation activities will be focused on developing economically feasible proven/probable reserves. Many of our competitors have greater financial resources than we have. As a result, we may experience difficulty competing with other businesses regarding availability of equipment and qualified personnel. If we are unable to retain qualified personnel, or locate needed equipment while conducting proven/probable reserve development activities, we may be unable to enter into production and achieve profitable operations.

13:   A ready market may not exist for the sale of the extracted proven/probable reserves

Even if the Company is able to successfully prepare the established commercially minable proven/probable reserve deposits, a ready market may not exist for the sale of the extracted proven/probable reserves. Numerous factors beyond our control may affect the marketability of gold and silver proven/probable reserves that are prepared for production. These factors include market fluctuations, the proximity and capacity of natural resource markets, processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, and environmental laws and regulations. These factors could inhibit our ability to sell proven/probable reserves in the event that the Company is able to prepare the established commercially minable proven/probable reserve deposit.

14:   There is a risk that new regulations could increase our costs

The Montana Department of Environmental Quality and the Bureau of Land Management have jurisdiction and enforce laws and enact and enforce rules and regulations relating to proven/probable reserve development. We will be subject to these laws, rules and regulations as we carry out our development program. We are required to obtain drilling permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws, rules and regulations. Currently, we have not experienced any difficulty with compliance of any laws or regulations which affect our business. While we have planned development program budgets for regulatory compliance, there is a risk that new laws, rules or regulations could increase our costs of doing business, preventing us from carrying out our development program and, therefore, adversely affecting our operational results.

15:   In the event that our mining claims become invalid, we will lose all rights that we have in the 23 patented and 122 unpatented mining claims

The 23 patented and 122 unpatented mining claims are owned by Commonwealth Resources, L.L.C. and are under an option to us. WGM Group, a professional survey company in Missoula, Montana, surveyed, staked and filed all 122 unpatented claims, with the exception of unpatented claim NHC 0112, which will be filed as soon as weather permits, on behalf of Commonwealth Resources, L.L.C. These claims were staked on public lands administered by the Bureau of Land Management. The right to conduct development and mining programs on these 122 unpatented mining claims is subject to permitting by the Bureau of Land Management. The right to conduct development and mining programs on the 23 patented mining claims is subject to permitting by the Montana Department of Environmental Quality. The invalidity of any claims would have an adverse affect on any future revenues.

In order to keep the 122 unpatented mining claims in good standing, the Bureau of Land Management requires that an annual maintenance fee be paid before August 31st of each year. In the event that these maintenance fees are not paid by the August 31st deadline, the mining claims become invalid and revert to the Bureau of Land Management. In the event that our mining claims become invalid, we will lose all rights that we have in the 122 unpatented mining claims.

In order to keep the 23 patented mining claims in good standing, the Granite County, Montana Treasurer requires assessed property taxes to be paid for each respective mining claim by the July 31st of each year. If, or when, property taxes become three years delinquent, we risk losing our rights in the 23 patented mining claims by operation of law.

Grant Hartford Corporation has the initial responsibility to pay the Bureau of Land Management annual assessment fees, which are currently $125 for each 122 unpatented claim for a total annual amount of $15,250 and the property taxes on the 23 patented claims in the annual amount of $1,362. If these fees are not satisfied by GHC, Commonwealth Resources, L.L.C. will then make arrangements for payment of such fees. Failing both companies' fee payment, GHC would lose its rights in the claims and the shareholders would be subsequently adversely affected.

16:   In the event we fail to make our scheduled option payments, we will lose all interest that we have in the patented and unpatented mining claims

The 23 patented and 122 unpatented mining claims are owned or optioned by Commonwealth Resources, L.L.C. and are under option to us from Commonwealth Resources, L.L.C. Under the Grant Hartford Option Agreement, we are required to make annual option payments of $190,000, for the first five (5) year period of the agreement and $400,000 for the final two (2) year period, and annual access lease payments of $60,000 in order to keep our option to purchase the mineral rights to the patented and unpatented mining claims valid. In the event that the option payment and access lease payment are not paid by the deadline, and Commonwealth Resources L.L.C. is unwilling to negotiate an extension, we risk losing all rights in and to the claims.

17:   Compliance with Sarbanes-Oxley may result in our inability to achieve profitability

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties relating to publicly-traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act and its costs to remain in compliance with the federal securities regulations. Additionally, we may be unable to attract and retain qualified officers, directors and board committee members, which are required pursuant to the Sarbanes-Oxley Act of 2002, in order to provide effective management. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly to attract or may deter qualified individuals from accepting these roles. Significant costs incurred as a result of becoming a public company could divert the use of finances from our operations resulting in the Company's inability to achieve profitability.

Risk Factors Relating to Our Common Stock

18:   We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.

Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies to include a report of management on the company's internal control over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting as well as the operating effectiveness of the company's internal controls. We are not yet subject to these requirements. We have not yet begun evaluating our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ending December 31, 2008 in relation to our management's report and for our fiscal year ending December 31, 2009 relative to our accounting firm's attestation.

While we expect to expend significant resources over the next few months in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, there is a risk that we will not be able to comply with all of the requirements imposed by this rule. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive an unqualified attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or an adverse audit opinion on those financial statements which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

19:   Indemnification of Officers and Directors.

Our Bylaws provide for indemnification to the fullest extent permitted by Montana law for any person whom we may indemnify thereunder; including our directors, officers, employees and agents. As a result, stockholders may be unable to recover damages against directors for actions taken by them in good faith and with the belief that such actions served the best interests of the Corporation, whether or not such actions actually did. Our Bylaws, therefore, may reduce the likelihood of derivative litigation against directors and other types of stockholder litigation, even though such action, if successful, might otherwise benefit us and our stockholders.

20:   We are subject to "Penny Stock" rules

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation to the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock, may find it difficult to sell their shares.

21:    We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not, in fact, qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the Securities and Exchange Commission (the "SEC") and state securities agencies.

22:   We do not expect to distribute cash dividends.

We do not anticipate paying any cash dividends on our shares because we intend to retain our earnings to finance our mining business. We cannot assure you that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate a positive cash flow. Therefore, investors who anticipate the need for immediate income in the form of dividends should refrain from the purchase of our shares. In the future, our Board of Directors will decide whether to declare any cash dividends based on the conditions then existing, including our earnings and financial condition.

23:   There is no public trading market for our common stock and no public market may develop.

Currently, there is no trading market for our common stock, and there can be no assurance that such a market will commence in the future. There can be no assurance that an investor will be able to liquidate his or her investment without considerable delay, if at all. If a trading market does commence, the price may be highly volatile. Factors discussed herein may have a significant impact on the market price of the shares offered. Moreover, our common stock in all likelihood will trade at a price below $5.00 per share and become subject to the "penny stock" rules enacted by the SEC. This would increase the likelihood that many brokerage firms will not participate in a potential future market for our common stock. Those rules require, as a condition to brokers effecting transactions in certain defined securities (unless such transaction is subject to one or more exemptions), that the broker obtain from its customer or client a written representation concerning the customer's financial situation, investment experience and investment objectives. Compliance with these procedures tends to discourage most brokerage firms from participating in the market for certain low-priced securities.

24:   A purchaser of our shares runs the risk of losing his entire investment.

Only persons that can bear the economic risk of their investment for an indefinite period of time and can afford the total loss of their investment should consider the purchase of our shares.

25:   Issuance of additional securities.

Our Board of Directors has authority to issue additional shares of common stock or other securities without the consent or vote of our stockholders. The issuance of additional shares, whether in respect of a transaction involving a business opportunity or otherwise, may have the effect of further diluting the proportionate equity interest and voting power of our stockholders. In the event of such future acquisitions, we could issue equity securities which would dilute current stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. Such actions by the Board of Directors could materially adversely affect our operating results and/or the value of our common stock.

26:   If our shares are quoted on the Over-The-Counter Bulletin Board (OTCBB), we will be required to remain current in our filings with the SEC and our shares will not be eligible for quotation if we are not current in our filings with the SEC.

In the event that our shares are quoted on the OTCBB, we will be required to remain current in our filings with the SEC in order for our common stock to be eligible for quotation on the OTCBB. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock will be terminated following a 30 or 60 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the OTCBB, investors in our common stock may find it difficult to sell their shares.

27:   Voting Control by Commonwealth Resources, LLC.

Commonwealth Resources, LLC., owns, collectively, approximately 74.24%, or 16,688,302 shares of our total beneficially owned common stock. Commonwealth Resources, LLC. is comprised of four interest holders, which together own the 16,688,302 shares of our Company's common stock. The interest holders and their beneficially owned shares are as follows: Eric Sauve, 1,832,830 shares, Aaron Charlton, 9,440,566 shares, Kim Charlton-Benson, 1,832,830 shares and Rodney Haynes, 3,582,076 shares. Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholders votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transactions such as mergers.

Mr. Eric Sauve is the President, CEO, CFO and Director of our Company. Mr. Aaron Charlton is our Senior Consultant, who supervises the drilling program, deals with contractors and is the Company's liaison with the BLM, state and local agencies.

17

We do not anticipate any conflicts of interest in that any conflicts will be referred to the Board of Directors for resolution. Messrs. Sauve and Charlton are bound by the duty of prudent judgment of fair dealing to our Company. The directors have agreed in principle that any transaction that may bring the parties into a potential conflict of interest will be brought to the Board of Directors for resolution by the non-interested Directors. At this point, the conflicted party will seek in advance from the disinterested members of the Board of Directors the approval of any such proposed transaction. The parties have agreed that any transaction with the corporation or a third party has to fulfill the duty of fair dealing by both Messrs. Sauve, an Officer and Director of the Company, and Charlton, who is the Managing Member of Commonwealth Resources, L.L.C. Any unresolved conflicts of interest could delay the implementation of our business plan, which could have a detrimental effect on our business.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.     Other Information.

None.

ITEM 6.     Exhibits.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and its Principal Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GRANT HARTFORD CORPORATION

Registrant

By:   /s/ Eric Sauve
        Eric Sauve
        President and Chief Executive Officer

By:   /s/ David Gilmer
        David Gilmer
        Director and Secretary