Form 10-K
period 2009-12-31
GRANT HARTFORD CORP
filed 2010-04-07
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-155507

GRANT HARTFORD CORPORATION

(Exact name of registrant as specified in its charter)

Montana	20-8690366
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

619 S.W. Higgins Suite O
Missoula, Montana	59803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (406)531-3363

Title of each class	Name of each exchange on which registered
Common stock	None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   Yes ☐     No ☐                Accelerated filer   Yes ☐     No ☐

Non-accelerated filer (Do not check if a smaller reporting company)    Yes ☐     No ☐                Smaller reporting company   Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates was $2,476,530.40. The aggregate market value was computed by reference to the last sale price of the registrant's Common Stock through a private exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, on May 31, 2008.

Note.-If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of December 31, 2009, the Registrant had 21,450,195 shares of its no par value common stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

GRANT HARTFORD CORPORATION
FORM 10-K

For the fiscal year ended December 31, 2009

TABLE OF CONTENTS

PART I

Page
Item 1. Item 1A. Item 1B. Item 2. Item 3. Item 4.	Business. Risk Factors. Unresolved Staff Comments. Properties. Legal Proceedings Submission of Matters to a Vote of Security Holders.	6 31 42 42 50 50

PART II

Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9. Item 9A(T). Item 9B.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Selected financial data. Management's Discussion and Analysis of Financial Condition and Results of Operations. Quantitative and Qualitative Disclosures About Market Risk. Financial Statements and Supplementary Data. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Controls and Procedures. Other Information.	50 52 52 57 58 58 58 60

PART III

Item 10. Item 11. Item 12. Item 13. Item 14.	Directors, Executive Officers and Corporate Governance. Executive Compensation. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Certain Relationships and Related Transactions, and Director Independence. Principal Accounting Fees and Services.	60 64 69 70 71

PART IV

Item 15.	Exhibits, Financial Statement Schedules. 10.41 Employment Agreement (Amended January 25, 2010) 31.1 Eric Sauve Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 31.2 David Gilmer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 32.1 Certification pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002	72
Signatures Index to Financial Statements	72 F-i

iii

Unless the context otherwise requires, references in this Prospectus to "the company," "our company," "we," "our" and "us" means Grant Hartford Corporation. "$" refers to U.S. dollars.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, and the documents incorporated in it by reference, contains forward-looking statements that involve known and unknown risks and uncertainties. Examples of forward-looking statements include: projections of capital expenditures, competitive pressures, revenues, growth prospects, product development, financial resources and other financial matters. You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or the negative of such terms, or other comparable terminology.

Our ability to predict the results of our operations or the effects of various events on our operating results is inherently uncertain. Therefore, we caution you to consider carefully the matters described under the caption "Risk Factors" and certain other matters discussed in this Prospectus, the documents incorporated by reference in this Prospectus, and other publicly available sources. These factors and many other factors beyond the control of our management could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by the forward-looking statements.

GLOSSARY OF TERMS

Airborne Magnetics - A technique of geophysical exploration of an area using an airborne magnetometer to survey that area. Syn. Aeromagnetic Prospecting

Anastomosing - Pertaining to a network of branching and rejoining fault or vein surfaces or surface traces.

Anhydrous - As a general term, a substance is said to be anhydrous if it contains no water.

Anticline - In structural geology, an anticline is a fold that is convex up and has its oldest beds at its core.

Assays - To analyze the proportions of metals in a mineralized material; to test a mineralized material for composition, purity, weight, or other properties of commercial interest.

Carbonates - A sediment formed by the organic or inorganic precipitation from aqueous solution of carbonates of calcium, magnesium, or iron; e.g., limestone and dolomite.

Consulting Geologist - A specialist employed in an advisory capacity. Normally, this person does not manage or direct any operation, and is at the service of the board rather than of the company's administrative and executive staff.

Core Drilling - Drilling that uses hollow diamond-studded drill bits on the end of the drill stem to produce lengths of cylindrical rock of varying diameter. It has the advantage over other drilling methods of producing a solid core sample of the rock the drill has passed through, rather than chips, enabling more accurate determination and characterization of rock types, mineralized material, and structures encountered, and their orientations in three dimensions.

Core Holes - A boring by a diamond drill or other machine that is made for the purpose of obtaining core samples.

Deposits - Mineralized material deposit is used to designate a natural occurrence of a useful mineralized material, in sufficient extent and degree of concentration to invite exploitation.

Dolomite - Is the name of a sedimentary carbonate rock and a mineral, both composed of calcium magnesium carbonate found in crystals.

Drill Hole Records - A description of the borehole based on the daily logs from the driller and the samples and the report of the geologist.

Drilling - The operation of making deep holes with a drill for prospecting, exploration, or valuation.

Exploration - The search for mineralized material by (1) geological surveys; (2) geophysical prospecting (may be ground, aerial, or both); (3) boreholes and trial pits; or (4) surface or underground headings, drifts, or tunnels. Exploration aims at locating the presence of economically feasible mineralized material deposits and establishing their nature, shape, and grade, and the investigation may be divided into (1) preliminary and (2) final.

Exploratory Drilling - The drilling of boreholes from the surface or from underground workings, to seek and locate mineralized material and to establish geological structure.

Faulting - The process of fracturing and displacement that produces a fault.

Geochemistry - The branch of chemistry dealing with the chemical composition of the earth's crust and the chemical changes that occur there

Geology - Organized body of knowledge about the earth, including physical geology and historical geology, among others.

Geophysics - Physics of the Earth.

Grandiorite - Medium to coarse-grained rock that is one of the most abundant intrusive rocks. It contains quartz and is distinguished from granite by having more plagioclase feldspar than orthoclase feldspar; its other mineral constituents include hornblende, biotite, and augite. Granodiorite is similar to granite in appearance but darker.

Grinding Mill - A machine for the wet or dry fine crushing of rock or other material. The three main types are the ball, rod, and tube mills. The mill consists of a rotating cylindrical drum; the rock enters one hollow trunnion and the finished product leaves the other. Modern practice indicates ball mill feeds of 1/2 in, 3/4 in, and 1 in (1.27 cm, 1.91 cm, and 2.54 cm) for hard, medium, and soft rock respectively and the products range from 35 to 200 mesh and finer.

Gross Ton - The long ton of 2,240 avoirdupois pounds.

High-Grade - Said of a mineralized material reserve with a relatively high mineral content.

Grade - The element or metal content per unit of material.

Intercepts - That portion included between two points in a borehole, as between the point where the hole first encounters a specific rock or mineralized material and where the hole enters a different or underlying rock formation.

Intrusives - Of or pertaining to intrusion--both the processes and the rock so formed.

Log - The paper or electronic record of rock types and other geological and geotechnical information encountered during the drilling of a drill hole.

Metallurgy - The science and art of separating metals and metallic minerals from their ores by mechanical and chemical processes; the preparation of metalliferous materials from raw mineralized material.

Metallurgical Studies - Studies pertaining to the physical and chemical properties and behavior under varying conditions of rocks, minerals, mineralization and mineralized material, their metallic elements and intermetallic compounds, and their mixtures (alloys), and the processes required to optimize the extraction of particular metals.

Metamorphism - A process whereby rocks undergo physical or chemical changes or both to achieve equilibrium with conditions other than those under which they were originally formed (weathering arbitrarily excluded from meaning). Agents of metamorphism are heat, pressure, and chemically active fluids.

Mineralization - The process or processes by which a mineral is introduced into a rock, resulting in a valuable or potentially valuable deposit. It is a general term, incorporating various types; e.g., fissure filling, impregnation, and replacement.

Mining Claim - A mining claim is a parcel of land that has the possibility of containing a valuable mineralized material or proven/probable reserve in the soil or rock. A location is the act of appropriating such a parcel of land according to law or to certain established rules.

Old Workings - Mine working that has been abandoned, allowed to collapse, and perhaps sealed off. Unless proper safeguards are taken, old workings can be a source of danger to workings in production particularly if they are waterlogged and their plan position is uncertain.

Openpit Mine - A mine working or excavation open to the surface.

Openpit Mining - A form of operation designed to extract minerals that lie near the surface. Waste, or overburden, is first removed, and the mineral is broken and loaded, as in a stone quarry.

Probable (Indicated) Reserves - Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (Measured) Reserves - Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; garde and/or quality are computed from the results of detailed sampling and (a) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Proven/Probable Reserve Block - A section of a proven/probable reserve body, usually rectangular, that is used for estimates of overall tonnage and quality.

Proven/Probable Reserve Body - A mass of proven/probable reserve with defined geometry.

Outcrop - The part of a rock formation that appears at the surface of the ground.

Output - The quantity of coal or mineralized material raised from a mine and expressed as being so many tons per shift, per week, or per year.

Planimeter - An instrument for measuring the area of any plane figure by passing a tracer around its boundary line.

Prefeasibility Study (PFS) - A preliminary assessment of the economic viability of mining a deposit. A PFS forms the basis for justifying further investigations including a full Feasibility Study. It usually follows a successful exploration campaign, and summarizes all geological, engineering, environmental, legal and economic information accumulated to date on the project.

Proterozoic Era - Younger of the two divisions of Precambrian time, from 2.5 billion to 542 million years ago. Proterozoic rocks have been identified on all the continents and often constitute important sources of metallic mineralized material, notably of iron, gold, copper, uranium, and nickel.

Quartzites - Metamorphic rock commonly formed by metamorphism of sandstone and composed of quartz. No rock cleavage. Breaks through sand grains in contrast to sandstone, which breaks around grains.

Reclamation - Restoration of mined land to original contour, use, or condition.

Recovery - The percentage of valuable constituent derived from a mineralized material, or of coal from a coal seam; a measure of mining or extraction efficiency.

Refining - The purification of crude metallic products.

Reverse Circulation - The circulation of bit-coolant and cuttings-removal liquids, drilling fluid, mud, air, or gas down the borehole outside the drill rods and upward inside the drill rods.

Sample - A section of core or a specific quantity of drill cuttings that represents the whole from which it was removed.

Sedimentary - Formed by the deposition of sediment (e.g., a sedimentary clay), or pertaining to the process of sedimentation (e.g., sedimeentary volcanism).

Shales - Fine-grained, detrital sedimentary rock made up of silt- and clay-sized particles. Contains clay mineralized material as well as particles of quartz, feldspar, calcite, dolomite, and other mineralized material. Distinguished from mudstone by presence of fissility.

Skarn - An old Swedish mining term for silicate gangue (amphibole, pyroxene, garnet, etc.) of certain iron mineralized material and sulfide deposits of Archean age, particularly those that have replaced limestone and dolomite. Its meaning has been generally expanded to include lime-bearing silicates, of any geologic age, derived from nearly pure limestone and dolomite with the introduction of large amounts of Si, Al, Fe, and Mg. In American usage, the term is more or less synonymous with tactite.

Strike - Direction of line formed by intersection of a rock surface with a horizontal plane. Strike is always perpendicular to direction of dip.

Stripping Ratio - The unit amount of spoil or overburden that must be removed to gain access to a unit amount of mineralized material, generally expressed in cubic yards of overburden to raw tons of mineralized material.

SURPAC (GENCOM) - is a comprehensive system for mineralized material evaluation, open pit and underground mine design, mine planning and production, used by geologists, engineers and surveyors daily.

Tailings - The finely ground material that remains after all economically recoverable metals or proven/probable reserves of economic interest has been removed from the deposit through milling and processing. Tailings may or may nor contain economically recoverable metals or proven/probable reserves.

Tailing Pond - Area closed at lower end by constraining wall or dam to which mill effluents are run. Clear water may be returned after settlement in dam, via penstock (s) and piping.

Target - The point a borehole or exploration work is intended to reach.

Troy Ounce - One-twelfth of a pound of 5,760 grains (troy pound), or 480 grains. A troy ounce equals 20 pennyweights, 1.09714 avoirdupois oz, or 31.1035 g. It is used in all assay returns for gold, silver, and platinum-group metals.

Vein - A fissure, fault or crack in host rock, of varying dimensions, filled by mineralized material that have travelled upwards from a deeper source.

Veinlet - A narrow, fine stringer or filament of mineralized material that occurs in a discontinuous pattern in the host rock.

Waste Rock - Barren or submarginal rock that has been mined, but is not of sufficient value to warrant treatment and is therefore removed ahead of the milling processes.

Zone - A volume of rock that has mineralized material, or encompasses a particular feature, such as a fault, shear or mineralized material body.

PART I

Item 1.     Business.

General

Grant Hartford Corporation ("GHC", "We", "Us" or the "Company") was incorporated on March 15, 2007, under the laws of the State of Montana. Our Company is a mineral exploration, development and production company, that is currently in the exploration stage of historically designated mineralized material on the Garnet Mineral Property, located in Missoula, Montana. On June 15, 2007, we acquired an option to purchase a 100% interest in the mineral rights (excluding surface rights) to 23 patented mining claims and to purchase 122 unpatented mining claims from Commonwealth Resources, L.L.C.

Commonwealth Resources L.L.C. provided the Company with historical data on the claims area dating back to 1865 and data from exploration programs conducted in the late 1980's and early 1990's. Drill logs and reports containing drilling results from the drilling program conducted by Pegasus Gold Corporation ("Pegasus") between 1990 and 1992 indicated the existence of low grade mineralized material that was drilled sufficiently to establish continuity between drill holes. Pegasus also encountered a number of high grade mineralized material intercepts. Pegasus Gold Corporation allowed its option to the Garnet Mineral Property to lapse in 1993 and subsequently filed bankruptcy. The various grades and widths of high grade mineralized material veins found by Pegasus lend themselves to further exploration by the Company that could result in the determination of the existence of underground proven/ probable gold reserves.

During the third and fourth quarters of 2008, GHC began a definition drilling program consisting of 54 reverse circulation drill holes, totaling 13,203 feet, which examined three vein systems located on the Garnet Mineral Property. The Company designated drill targets based on results of the exploration conducted by Pegasus between December, 1989 and December, 1992, which consisted of 147 reverse circulation holes, totaling 47,646 feet, six core holes, totaling 1,710 feet, and 4,110 samples including soil, trench, channel, rock chip, dump, underground, and stream sediment samples. Other exploration activities completed by Pegasus include geochemical soil analysis, induced polarization, VLF and air magnetometer surveys, surface and underground mapping and sampling, historic dump surveys, and trench and grab sampling.

The Company's plan of operation for 2009 was to conduct focused exploration activities in the area Pegasus explored and drilled in order to continue establishing drill hole continuity and to proceed with a pre-feasibility or scoping study in order to determine the existence of proven/probable reserves. The Company retained the engineering firm CDM of Helena, MT to assist in proceeding with and completing the pre-feasibility or scoping study.

The 2009 exploration drill program targeted the completion of 150 reverse circulation drill holes in order to further define underground and pit mineralized material located in the Nancy Hanks and Dewey mineral claims. A total of 111 reverse circulation drill holes, totaling 37,763 feet, were completed during the 2009 exploration program. Of these, 62 holes totaling 21,840 feet, were drilled in the greater Nancy Hanks Pit area. Total drill footage for 2009 is nearly 3 times the footage drilled by GHC in 2008. In addition to the Nancy Hanks Pit area, the program included exploration of the Willie Vein System and began definition of the Tostman and Tiger deposits in the greater project area. This drilling in addition to GHC's 2008 drill results and previous drill programs are being used to create both pit and underground mineralized material models using Vulcan 3-D modeling software.

One of the most significant advances in our exploration activities in 2009 was the acquisition of Maptek's Vulcan 3-D geologic modeling software and the input of all previous drill results and data. Other activities included the implementation of a geophysics program conducted on the Willie vein system, creation of a "geologic team" to expand our knowledge of the Garnet District, updating surface geologic maps, metallurgical test work for mill planning, various placer exploration activities, Lidar mapping and creation of high resolution topographic maps and aerial photos, and continued compilation of historic maps and data for future exploration and mine planning.

Acquisition of the patented and unpatented mineral claims.

We have acquired an exclusive option to purchase the mineral interests to 23 patented mineral claims and 122 unpatented mineral claims located within the Garnet Mining District of Granite County, Montana from Commonwealth Resources, L.L.C. Commonwealth Resources, L.L.C., is owned by Aaron Charlton, Rodney K. Haynes, Kim L. Charlton and Eric Sauve. Aaron Charlton and Eric Sauve are related parties to our Company, Grant Hartford Corporation. The owner of record of 122 unpatented claims is Commonwealth Resources, L.L.C. Commonwealth Resources, LLC holds these 122 unpatented and 23 patented claims pursuant to the terms of the Grant Hartford Option Agreement for our Company. Commonwealth Resources, L.L.C. retained the services of WGM Survey Co. of Missoula, Montana to physically stake and record ownership in these 122 unpatented mineral claims with Granite County, Montana and the Bureau of Land Management. The owner of record on 22 of the 23 patented mineral claims is Commonwealth Resources, L.L.C. The owner of record of one (1) patented claim, the Free Coin, is River Terrace Estates, Inc. Commonwealth Resources, L.L.C. entered into a Mining Lease between River Terrace Estates, Inc. and Commonwealth Resources, L.L.C. which provides for a lease and option to purchase the Free Coin patented mining claim. This Mining Lease has been partially assigned to Grant Hartford Corporation both by the terms of the Grant Hartford Option Agreement between Commonwealth Resources, L.L.C. and the Company and through a Partial Assignment of Amended Mining Lease, which assigned to GHC the leasehold interest in the Amended Mining lease and the right to acquire it, upon exercise of the purchase option defined in the Lease and Amended Lease, the mineral rights in and to the mining claim. The material terms of the Free

Coin patented mining claim transaction are further set forth in the "Material Terms of Related Party Agreements" section of this Form 10-K on page 9.

The 122 unpatented mineral claims are administered by the United States Bureau of Land Management ("BLM") under the provisions provided for by the 1872 Mining Law. Commonwealth Resources, L.L.C.'s interest in these 122 unpatented mineral claims will continue into perpetuity provided that Commonwealth Resources, L.L.C. pays a $125 maintenance fee each year on each mineral claim in compliance with the Bureau of Land Management regulations pertaining to unpatented mining claims. The required amount of expenditure for Commonwealth Resources, L.L.C. to hold these 122 claims is $15,250 per year. The maintenance figure is set by the BLM and can be altered only in its sole discretion.

The 23 patented mining claims are fee simple properties. Commonwealth Resources, L.L.C.'s interest in these 22 patented mineral claims will continue in perpetuity, provided that Commonwealth Resources, L.L.C. pays the assessed property taxes for each respective mining claim to Granite County, Montana. The current required tax expenditure for Commonwealth Resources, L.L.C. to hold these 22 patented claims is $1,362 per year. Commonwealth Resources, L.L.C.'s interest in the Free Coin patented mineral claim will continue for a period of seven (7) years beginning on March 29, 2007, provided that Commonwealth Resources, L.L.C. complies with the material terms of the Amended Mining Lease, which are set forth in the "Material Terms of Related Party Agreements" section of this Form 10-K on page 9.

Four of the patented mineral claims owned by Commonwealth Resources, L.L.C. have a mortgage lien that is non-interest-bearing, in the amount of $300,000 payable to Intrepid Technologies Inc. of Idaho Falls, ID. Those four claims are the Nancy Hanks, (ms#5365), Dewey-Midnight, (ms#9833), Tiger, (ms#5361), and Placer Claim 751, (ms#751).

Three of the patented mining claims owned by Commonwealth Resources, L.L.C. have a trust indenture, interest bearing at 12% per annum, in the amount of $84,735.31 payable to Herbert B. Hanich, DVW, Profit Sharing Plan. Those three claims are the Fourth of July (ms#5453), North Star (ms#9404), and the Harold (ms#5812).

We entered into the Grant Hartford Option Agreement, which conveys an exclusive option to purchase the mineral rights to the 23 patented mining claims and an exclusive option to purchase the 122 unpatented mining claims from Commonwealth Resources, L.L.C. Pursuant to this contract, we have the right to explore for minerals, develop potential mining targets, and enter into limited gold production. The terms of this Grant Hartford Option Agreement required the issuance by us of 19,000,000 shares of our common stock, annual Option payments by us of $190,000 during the first five (5) year period and $400,000 during the final two (2) year period of the Grant Hartford Option Agreement, and an annual access lease payment of $60,000 for the entire period of the Grant Hartford Option Agreement. The agreement was executed on June 15, 2007 for a term of seven (7) years. We may exercise our option to purchase the mineral deeds to the patented claims and the unpatented claims at any time for a cash payment to Commonwealth Resources, L.L.C. of $7,000,000. The material terms of the Grant Hartford Option Agreement are further set forth in the "Material Terms of Related Party Agreements" section of this Form 10-K on page 9.

Material Terms of Related Party Agreements

The Grant Hartford Option Agreement

Mr. Eric Sauve, as President, CEO, CFO and Director of Grant Hartford Corporation ("GHC") negotiated the terms of the Grant Hartford Option Agreement ("Option Agreement") with Commonwealth Resources, L.L.C. in March, 2007. Mr. Aaron Charlton, the Managing Member of Commonwealth Resources, L.L.C., negotiated on behalf of Commonwealth Resources, L.L.C. The parties determined the material terms of the Option Agreement during a 25 day contemplative period, beginning on February 25, 2007 and ending on March 22, 2007, and by relying upon several factors, including but not limited to, the presence of extensive historical data on the mineral property, such as the "Garnet Project Summary" by Eric Stimson, of Pegasus Gold Corporation and the "Mineral Property Valuation" by John C. Brower, PhD, and a previous option agreement to the mining property and claims with Pegasus Gold Corp. The fore mentioned, Pegasus Gold Corporation, allowed its option to the Garnet Mineral Property to lapse in 1993 and subsequently filed for bankruptcy. In the Garnet Mining History and Geology sections of this Form 10-K, located on Pages 15 and 16, the Company uses selected geological descriptions from Dr. John Brower's "Mineral Property Valuation of the Garnet and Copper Cliff Mining District in Garnet and Missoula Counties." However, Dr. Brower's has declined to provide his consent to use this information to Grant Hartford Corporation, due to the age of the report, which is dated September 1999, and the fact that a third party entity commissioned Dr. Brower to prepare the report, thus he does not own the report. Grant Hartford hereby adopts these geological conclusions as our own and directs investors to review Risk Factor 10, "Non-Consent to Use Geological Reports," on page 35 of this Form 10-K. On March 22, 2007, GHC and Commonwealth Resources, L.L.C. entered into a Letter of Intent and on June 15, 2007, GHC and Commonwealth Resources, L.L.C. finalized the Option Agreement, whereby GHC would acquire an option to purchase the mineral rights to 122 unpatented and 23 patented mining claims from Commonwealth Resources, L.L.C.. The material terms whereby GHC obtained the option to purchase the Garnet Mining District mineral deeds from GHC are as follows: GHC is allowed a seven (7) year period whereby Commonwealth Resources, L.L.C. will hold the mineral rights to the property exclusively for the benefit of GHC. In order to retain the exclusive option to purchase the mineral rights for this seven (7) year period, GHC is responsible for the Bureau of Land Management assessment fees, which currently total $125.00 for each of the 122 unpatented mining claim, for a total annual payment of $15,250.00, the property taxes on each of the 23 patented mining claims, for a total annual payment of $1,362, an annual surface access lease payment of $60,000, an annual option payment of $190,000, which increases to $400,000 in year six (6) and seven (7) of the Option Agreement, the issuance of 19,000,000 shares of GHC's no par value common stock, pursuant to the Amendment to Grant Hartford Option Agreement dated January 24, 2008, and the payment of a 5% net smelter return on any ore processed during the option period within fifteen (15) days of the close of each calendar month. GHC has paid a total of $50,875.74 on behalf of Commonwealth Resources, L.L.C. in Bureau of Land Management Assessment Fees and property taxes through December 31, 2009. GHC paid Commonwealth Resources, L.L.C. a total of $957,522.21 in annual option payments and annual surface access lease payments through December 31, 2009. GHC has also issued 19,000,000 shares of the Company's no par value common stock to Commonwealth Resources, L.L.C. at $0.125 per share for a total consideration valued at $2,375,000. At the time the 19,000,000 shares of the

Company's no par value common stock were issued, the shares represented 89.6% of the Company's issued and outstanding common stock.

A breach of the Option Agreement occurs when any obligation under the Option Agreement or the Lease is not performed. Ten (10) days from the date of the defaulting incident, Commonwealth Resources, L.L.C. may deliver the notice of default to GHC. GHC then has twenty (20) days from the date of service to cure the default before the Option Agreement is terminated. Upon termination GHC shall: ensure sufficient assessment work has been filed to hold unpatented claims through the assessment year commencing September 1 of that calendar year; GHC has 60 days to deliver: existing drill core samples, pulps, and copies of formal reports, and GHC must represent and warrant the accuracy and completeness of this data; GHC has 180 days to remove any of GHC's property that was placed on the site by GHC, excluding that property that must be left pursuant to the Option Agreement or Lease; and GHC has 180 days to replace any structures moved from the property.

Notice of Option to Purchase Mineral Interests

On September 25, 2008, a Notice of Option to Purchase Mineral Interests was filed with the Granite Clerk and Recorder, whereby Commonwealth Resources, L.L.C. conveyed upon GHC the right to purchase the mineral rights pertaining to the subject mining claims at any time prior to June 15, 2014, provided GHC performs all obligations as required pursuant to the material terms of the Grant Hartford Option Agreement ("Option Agreement"). The material terms as stated in the Option Agreement are as follows: The option may be exercised at any time prior to 11:59pm, June 14, 2014. GHC may enter and shall have immediate possession of the property containing the optioned mineral rights, excluding historical structures. GHC may use the property to: carry out its operations; install buildings, plants, machinery, equipment, tools, appliances and supplies; and remove up to 100 tons per day of rock, ores, minerals and metals, whereby 5% of the net smelter return on any ore processed will be paid to Commonwealth Resources, L.L.C. within fifteen (15) days of the close of each calendar month. In the event Commonwealth Resources, L.L.C.'s title is deficient, GHC may remedy the deficiency and deduct the costs and related expenses of said deficiency from the final purchase price of the Garnet Mining District mineral deeds. In order to avoid default, GHC shall complete the following material terms: Pay an annual option payment of $190,000 to Commonwealth Resources, L.L.C. on June 15 of each calendar year until June 15, 2011, whereby the option payment increases to $400,000 for the final two year period. GHC is required to issue 19,000,000 shares of GHC's no par value common stock, pursuant to an Amendment to Grant Hartford Option Agreement dated January 24, 2008; fully and timely pay all real estate taxes and assessments on the patented claims; create and provide to Commonwealth Resources, L.L.C., a work program, which may be abandoned if it is not warranted, based on the results of previous work. GHC will hold Commonwealth Resources, L.L.C. harmless from rehabilitation or reclamation of the property. At the time of completion of operations, GHC must return structures to their original site, or another agreed upon site on the property. GHC must provide work program results to Commonwealth Resources, L.L.C. GHC must secure and maintain adequate insurance on the property and for the workers. Additional mineral claims may be purchase by GHC within the area of interest for the mutual benefit of both parties. GHC must fully perform the material terms of the Mineral Lease, which is entitled Non-Exclusive Surface Lease Agreement ("Lease"), which was entered into by the parties on June

15, 2007. The material terms of the Lease are as follows: The Lease runs co-extensively with the Option Agreement and expires at GHC's acquisition of the mineral rights. At that time the parties shall enter into a new lease on the property, under mutually agreeable terms and for rent of not less than the current Lease. GHC may use any structure on the property as listed in Schedule B of the Lease. Any structure constructed, remodeled, or renovated on the property is to run with the land and is to remain there for the benefit of Commonwealth Resources, L.L.C. GHC is required to maintain fire and extended coverage on all structures in use on the property and must maintain the exteriors and interiors of those structures. An annual rent payment of $60,000 per year is required, which, upon thirty (30) day notice, may convert to monthly or quarterly payments upon mutual agreement between the parties. In addition, GHC must pay all the taxes and assessments on the patented claims and pay all assessments and conduct all work required to keep unpatented mining claims in good standing with the US Department of Interior, Bureau of Land Management and State of Montana, or any political subdivision thereof. GHC shall hold Commonwealth Resources, L.L.C. harmless from liability damages or claims of damages and GHC must carry suitable liability insurance.

A breach of the Lease includes the following: If GHC fails to pay all taxes and assessments, or conduct all work on the subject claims; uses the property in a way not set forth in the Lease; fails to pay the rent payment; commits or suffers any waste that is committed in or upon the property; makes a general assignment for the benefit of creditors; makes an insolvent assignment; or files a voluntary petition for bankruptcy. In the event GHC fails to pay all taxes and assessments and perform all work on the subject claims; Commonwealth Resources, L.L.C. shall have the right, without notice, to make payments or perform the work required. This default may be cured by GHC if the Company reimburses Commonwealth Resources, L.L.C. for the full costs for completing the requirements in a timely manner. Otherwise termination of the agreement requires written notice of default to be delivered to GHC no sooner than 10 days from the defaulting event. GHC then has thirty (30) days from delivery of the default notice to cure the default in its entirety. If said cure is not completed within the thirty (30) day time period, Commonwealth Resources, L.L.C. may reenter the property, take possession and cancel the Lease, whereby GHC forfeits all rents paid and is responsible for any damages suffered by Commonwealth Resources, L.L.C. as a result of the default.

A breach of the Option Agreement occurs when any obligation under the Option Agreement or the Lease is not performed. Ten (10) days from the date of the defaulting incident, Commonwealth Resources, L.L.C. may deliver the notice of default to GHC. GHC then has twenty (20) days from the date of service to cure the default before the Option Agreement is terminated. Upon termination GHC shall: ensure sufficient assessment work has been filed to hold unpatented claims through the assessment year commencing September 1 of that calendar year; GHC has 60 days to deliver: existing drill core samples, pulps, and copies of formal reports, and GHC must represent and warrant the accuracy and completeness of this data; GHC has 180 days to remove any of GHC's property that was placed on the site by GHC, excluding that property that must be left pursuant to the Option Agreement or Lease; and GHC has 180 days to replace any structures moved from the property.

Non-Exclusive Surface Lease Agreement

GHC must fully perform the material terms of the Mineral Lease, which is titled Non-Exclusive

Surface Lease Agreement ("Lease"), and was entered into by the parties on June 15, 2007. The material terms of the Lease are as follows: The Lease runs co-extensively with the Option Agreement and expires at GHC's acquisition of the mineral rights. At that time the parties shall enter into a new lease of the property, under mutually agreeable terms and for rent of not less than the current Lease. GHC may use any structure on the property as listed in Schedule B of the Lease. Any structure constructed, remodeled, or renovated on the property is to run with the land and is to remain there for the benefit of Commonwealth Resources, L.L.C. GHC is required to maintain fire and extended coverage on all structures in use on the property and must maintain the exteriors and interiors of those structures. An annual rent payment of $60,000 per year is required, which, upon thirty (30) day notice, may convert to monthly or quarterly payments upon mutual agreement between the parties. In addition, GHC must pay all the taxes and assessments on the patented claims and pay all assessments and conduct all work required to keep unpatented mining claims in good standing with the US Department of Interior, Bureau of Land Management and State of Montana, or any political subdivision thereof. GHC shall hold Commonwealth Resources, L.L.C. harmless from liability damages or claims of damages and GHC must carry suitable liability insurance.

A breach of the Lease includes the following: If GHC fails to pay all taxes and assessments, or conduct all work on the subject claims; uses the property in a way not set forth in the Lease; fails to pay the rent payment; commits or suffers any waste that is committed in or upon the property; makes a general assignment for the benefit of creditors; makes an insolvent assignment; or files a voluntary petition for bankruptcy. In the event GHC fails to pay all taxes and assessments and perform all work on the subject claims; Commonwealth Resources, L.L.C. shall have the right, without notice, to make payments or perform the work required. This default may be cured by GHC if the Company reimburses Commonwealth Resources, L.L.C. for the full costs for completing the requirements in a timely manner. Otherwise termination of the agreement requires written notice of default to be delivered to GHC no sooner than 10 days from the defaulting event. GHC then has thirty (30) days from delivery of the default notice to cure the default in its entirety. If said cure is not completed within the thirty (30) day time period, Commonwealth Resources, L.L.C. may reenter the property, take possession and cancel the Lease, whereby GHC forfeits all rents paid and is responsible for any damages suffered by Commonwealth Resources, L.L.C. as a result of the default.

Amended Mining Lease / Partial Assignment of Amended Mining Lease and Acknowledgment

The owner of record of one (1) patented claim, the Free Coin, is River Terrace Estates, Inc. An Amended Mining Lease between River Terrace Estates, Inc. and Commonwealth Resources, L.L.C. provides for a lease and option to purchase the Free Coin patented mining claim. This Mining Lease has been partially assigned to Grant Hartford Corporation both by the terms of the Grant Hartford Option Agreement between Commonwealth Resources, L.L.C. and the Company and through a Partial Assignment of Amended Mining Lease, which assigned to GHC the leasehold interest in the Amended Mining lease and the right to acquire, upon exercise of the purchase option defined in the Lease and Amended Lease, the mineral rights in and to the mining claim. The terms and nature of this Mining Lease, amended on or about February 20, 2009, are as follows: River Terrace Estates, Inc. leases Free Coin Quartz Lode, Mineral Survey No. 4652, Patent No. 28062 containing 13.86 acres, more or less, to Commonwealth Resources, L.L.C. for a period of seven years from March 29, 2007, subject to Commonwealth Resources, L.L.C.'s option to purchase. Commonwealth Resources, L.L.C. shall have the exclusive right to enter upon and have possession of the mining claims for the purpose of testing, exploring, developing, and operating the mining claims as unpatented mining claims and extracting from and selling, with the exception of the portion attributable to River Terrace Estates, Inc., any minerals found thereon and therein, specifically including, but not limited to, gold, silver, copper, gemstones and other minerals or gems. The places where any testing, exploring, developing and operating of the claim shall be done, and the extent thereof, shall be left entirely to the discretion of Commonwealth Resources, L.L.C., provided however, that Commonwealth Resources, L.L.C. shall perform all work on said premises in a good and miner-like manner so as to preserve the premises as a workable lode mining claim. The following are the material terms of the option to purchase the subject mining claim: Commonwealth Resources, L.L.C. shall pay an annual rent payment of $500; Commonwealth Resources, L.L.C. shall pay a 3% net smelter return on all minerals extracted from the claim during the seven years immediately succeeding the date of the Amended Mining Lease; Commonwealth Resources, L.L.C. shall pay any real property, or any other taxes assessed or levied against mining claims, Commonwealth Resources, L.L.C.'s property, or structures on the mining claim; Commonwealth Resources, L.L.C. shall pay all costs for the operation of said premises; Commonwealth Resources, L.L.C. will not allow a lien of any kind to be imposed or enforced against the premises; and Commonwealth Resources, L.L.C. will maintain appropriate insurance policies, including general liability and auto-related liability. A default on the option to purchase the subject mining claims consists of a violation of any provision of the Mining Lease, culminating in River Terrace Estates, Inc. delivering a written notice of violation and 120 day notice of termination of Mining Lease to Commonwealth Resources, L.L.C. Commonwealth Resources, L.L.C. has 120 days from receipt of said notice to cure the default; otherwise River Terrace Estates, Inc. may take possession of the premises. The following are the material terms of the purchase agreement of the subject mining claim: Commonwealth Resources, L.L.C. shall give its notice of intention to purchase the mineral claim within seven (7) years from March 29, 2007. The purchase price for the subject mining claim shall be $60,000, plus 12% bonus per annum, computed from the date of the Mining Lease to the date of the final closing payment, not to be more than ninety (90) days after the notice to exercise the option is given to River Terrace Estates, Inc.

Agreement with Garnet Range Resources, LLC and Grant Hartford Corporation

Our Company is a mineral exploration, development and production company and during its normal course of business Grant Hartford Corporation sub-contracts all drilling and earth moving tasks required to complete our drill programs on the Garnet Mineral Property. In June, 2009, Grant Hartford Corporation recognized unforeseen circumstances in the Company's current arrangements to rent and operate the heavy equipment necessary to perform its exploration activities. In order to fulfill this need, the Company entered into a non-exclusive Agreement with Garnet Range Resources, LLC ("Garnet"), on July 6, 2009. The non-exclusive agreement was for an open ended term, wherein Garnet is to provide support services to Grant Hartford in the form of the operation of heavy equipment, provision of labor and coordination of project management with respect to exploring the mining claims located on the Garnet Mineral Property, which is Optioned by Grant Hartford Corporation. Garnet Range Resources, LLC is owned by two individuals, Eric Sauve and Joyce Charlton, each owns fifty percent (50%) of Garnet's membership interests. Eric

Sauve is the President, CEO & Director of Grant Hartford Corporation, a related party to the Company, and Joyce Charlton is the spouse of Aaron Charlton, Senior Consultant and a related party to Grant Hartford Corporation. The material terms of the Agreement are as follows: GHC agrees to rent a Caterpillar D8H Dozer #46A18817 and a PC400LC Komatsu Excavator #A85031 from Garnet. The rental agreement shall include an operator, all maintenance, repair and support of the equipment, payment of taxes, insurance and all operating expenses, including fuel, which shall be the responsibility of Garnet. Changes to the Agreement shall be made by Appendix to the Agreement. Garnet shall deliver monthly invoices, itemizing the services rendered during that period. GHC shall pay within ten (10) calendar days of receipt of Garnet's invoice. Any disputed amount that is not resolved within twenty (20) days of invoice must be paid to a mutually agreed upon third party until resolution. Garnet shall be solely responsible for employing personnel and paying any costs associated with the personnel. Garnet holds GHC harmless from liability. Garnet and GHC are each to have $1,000,000 insurance policies to cover their own liability. Failure of either party to perform any of said party's obligations under the Agreement shall constitute a default. In the event the default continues for five (5) days, written notice shall be given to the defaulting party. The default may be cured within twenty (20) days of service of written notice. In the event the default is not cured within the twenty (20) day period, the contract shall terminate. Governing law shall be the State of Montana.

Vehicle Lease Agreement with Garnet Range Resources, LLC.

On July 1, 2009, Grant Hartford Corporation entered into a vehicle lease agreement with Garnet Range Resources, LLC ("Garnet"), a Montana limited liability company that is owned by two individuals, Eric Sauve and Joyce Charlton, each owns fifty percent (50%) of Garnet's membership interests. Eric Sauve is the President, CEO and Director of Grant Hartford Corporation, a related party to the Company, and Joyce Charlton is the spouse of Aaron Charlton, Senior Consultant and a related party to Grant Hartford Corporation. The material terms of the Agreement are as follows: Garnet shall provide GHC the use of an automobile for a period of 2 years beginning April 22, 2009 to April 21, 2011. GHC shall pay Garnet, in advance, the sum of $4,500 for the use of the vehicle for the 2 year period. GHC shall have comprehensive insurance coverage on the vehicle. GHC shall be responsible for all repairs, licensing, fuel and any other costs associated with the vehicle during the lease period.

Garnet Historical Owners and Operators

The historical owners of the Garnet mineral property were: Pegasus Gold Corporation ("Pegasus"), which was a mid size gold producing Company in the 1980's and mid 1990's that optioned the Garnet Property from Garnet Mining Inc. and Cordoba Corporation, which were owned and controlled by Aaron Charlton, between 1989 and 1993. Pegasus Gold Corporation allowed its option to the Garnet Mineral Property to lapse in 1993 and subsequently filed bankruptcy. Pegasus Gold Corporation is not affiliated with GHC or Commonwealth Resources, L.L.C. Trans-Global Resources, N.L., which was an exploration company listed on the ASX and NASDAQ had a 56% interest in the Garnet Property from 1991 to 1993. Mr. Aaron Charlton, a related party to GHC, was the Chairman of Trans-Global Resources, N.L. Western Energy Corporation, a mining exploration subsidiary of the Montana based power utility, Montana Power

Company, conducted exploration of the Garnet Property from 1987 to 1989. American Mining Corporation owned and conducted exploration on the Garnet property between 1966 and 1971. The President of the American Mining Corporation was James Charlton, the deceased father of Aaron Charlton and Kim L. Charlton. Anaconda Corporation was a major mining company that explored the Garnet Property in the 1960's. Each of the above mentioned companies compiled geological data from exploration on the Garnet Project. This data is being used by GHC to confirm drilling targets. None of the above mentioned companies has any current relationship, claim or affiliation to the Garnet Project, Grant Hartford Corporation, or Commonwealth Resources, L.L.C. None of the above companies have any current relationships or affiliations with related parties to the Company, with the exception of Aaron Charlton who was formerly the Chairman of Trans-Global Resources, N.L., Garnet Mining, Inc. and Cordoba Corporation and who is the son of James Charlton, the former President of American Mining Corporation.

Garnet Geology

In order to provide a brief overview and description of the rock formations and mineralization, present on the Garnet Mineral Property, and of which Grant Hartford Corporation is currently exploring, the following excerpts from the "Garnet Project Summary, December 1992," as prepared by Pegasus Gold Corporation ("Garnet Project Summary") are included below. Pegasus Gold Corporation allowed its option to the Garnet Mineral Property to lapse in 1993 and subsequently filed bankruptcy.

"Near the Garnet mining district, the northwest-plunging Deep Creek anticline is intruded on its northern flank by granodiorite of the Garnet Range stock. The formations in contact with the granodiorite include silty quartzites of the upper Proterozoic Garnet Range Quartzite (Missoula Group), vitreous Cambrian Flathead Quartzite, shales and silty carbonates of the Cambrian Wolsey Shale, dolomites and gray limestone of the Cambrian Meagher Limestone, poorly exposed Cambrian Park Shale, light colored dolomite and limestone of the Cambrian Pilgrim Formation, thin-bedded limestones and calcareous shales of the Cambrian Red Lion and Devonian Maywood Formations (mapped as a single unit), and black, carbonaceous limestones and dolomites of the Devonian Jefferson Formation."

"Within a thousand feet of the granodiorite, contact metamorphism is well developed in the sedimentary rocks. Limestones are recrystallized to coarsely crystalline marbles, carbonaceous limestones and dolomites are bleached white with some recrystallized graphite observed, impure carbonates and silty shales are commonly converted to anhydrous skarn assemblages (principally garnet-epidote-diopside), and silty quartzites contain prominent clots of biotite-andalusite-cordierite, creating the distinctive spotted hornfels that district miners called "birdseye porphyry"."

"Most of the intrusive contacts mapped in the district are north-dipping and conformable to bedding. North-dipping sills are abundant within a thousand feet of the plutonic contact. However, the stock itself is probably not conformable. Regional aeromagnetic maps indicate that a thin shelf of sedimentary rock extends for more than a mile away from the contact. Granitic rocks are probably present at shallow depths beneath the sedimentary rocks before dropping off abruptly at the edge of the stock. The many sills in this shelf of sedimentary rock probably contributed to the widespread contact metamorphism observed in the district."

Mineralized material-bearing "quartz vein zones dip from 30 to 50 degrees northward in the Garnet district, and from 30 to 45 degrees southward at Coloma. These veins were responsible for an estimated 150,000 ounces of gold production from the Garnet and Coloma mines, as well as for much of the estimated 500,000 ounces of placer gold from nearby creeks" which were obtained during the pre-1942 historical mining period of the region.

Four major vein systems are present in the Garnet District. All four strike generally east-west, and dip at shallow to moderate angles toward the north. The most northerly of these is the Nancy Hanks system which includes the International, Shamrock, Dewey, and Nancy Hanks veins. These veins occur within the granodiorite, or along the contact with marbles and shales of the Jefferson, Red Lion, and Maywood Formations. The vein systems are anastomosing networks of north-dipping veins and veinlets, with abundant subhorizontal ladder veinlets cutting the granodiorite between the main veins. The veins and veinlets are predominantly milky white or clear quartz with minor calcite and/or ankerite. Up to 2% pyrite can be found in the veins, but trace amounts are more typical. Away from the major veins, the granodiorite is strongly propylitized for a few inches up to several feet with minor amounts of disseminated pyrite. Trace amounts of quartz veinlets are sometimes responsible for" mineralized material drill intercepts.

Garnet Mining History

The following is a brief history of previous operations, including, insofar as known, the names and dates of previous operators: Between 1896 and 1942, geological reports indicate that the Nancy Hanks, Lead King, Dewey, International and Tiger mines were active on the Garnet property. The year of 1942 marked the beginning of World War II, causing mining to cease until the 1960's when Anaconda Corporation began its exploration programs on portions of the Garnet Property. From 1966 to 1971, American Mining Corporation owned and conducted its own exploration on the Garnet Property. Western Energy Corporation, a mining exploration subsidiary of the Montana based power utility, Montana Power Company, conducted exploration of the Garnet Property from 1987 to 1989. Pegasus Gold Corp. ("Pegasus"), which was a mid size gold producing Company in the 1980's and mid 1990's, optioned the Garnet Property between 1989 and 1993. Pegasus Gold Corporation allowed its option to the Garnet Mineral Property to lapse in 1993 and subsequently filed bankruptcy. Trans-Global Resources, N.L., which was an exploration company listed on the ASX and NASDAQ had a 56% interest of the Garnet Property from 1991 to 1993.

In Pegasus' exploration of the Garnet Property they identified mineralized material in two of Grant Hartford Corporation's mining claims that are under option through Commonwealth Resources,

L.L.C. Subsequently, the Company used these previous exploration results from the Nancy Hanks and Dewey patented claims, as a basis for our current exploration plans. Several of the following excerpts and summarizations from the "Garnet Project Summary, December 1992," prepared by Pegasus Gold Corporation ("1992 Report") and the "Mineral Property Valuation, Garnet and Copper Cliff Mining Districts," prepared by John C. Brower, Ph.D. (1999 Report) are provided and outline the Pegasus operations on the Garnet Property. Dr. Brower has declined to provide his consent to use this information to Grant Hartford Corporation, due to the age of the report, which is dated September 1999, and the fact that a third party entity commissioned Dr. Brower to prepare the report, thus he does not own the report. Grant Hartford hereby adopts these geological conclusions as our own and directs investors to review Risk Factor 10, "Non-Consent to Use Geological Reports," on page 35 of this Form 10-K.

"Between December, 1989, and December 1992, Pegasus Gold conducted an exploration program covering over 22 square miles and employing airborne magnetics and resistivity, ground, magnetics, IP, and resistivity surveys. Drill targets were defined using geologic mapping, [and] rock, soil and trench geochemistry. Fourteen targets were drill tested with 147 reverse circulation holes (47,601 feet), and six core holes (1,710 feet)." This exploration program designated mineralized material located in "the Nancy Hanks deposit using 16 north-south cross sections," and reported "tonnages for 129 polygonal blocks on these cross sections as defined by intercepts in 43 reverse circulation drill holes, nine trenches, and three core holes." These calculations resulted in designated mineralized material of 3.2 million tons, with an average grade of 0.04 ounces AU per ton."

The 1999 Report further discusses the Pegasus exploration plan and states that the "...Dewey/Nancy Hanks and Cascade zones were constructed by Pegasus, showing drill holes and intercepts of" mineralized material and other geology. Pegasus completed their calculations "manually by drawing polygons on the cross sections, and with polygon cross sectional areas determined by use of planimeters. Polygons were then extended halfway to the adjacent cross section to determine volume and tonnage." Pegasus created Ninety-three blocks on ten cross sections.

"The approach employed by Pegasus is suitable as a first approximation, early indication type of estimate, to determine whether enough gross grade and tonnage is present to merit further work, but is far too generalized for feasibility decisions. More sophisticated analytical techniques using computer models (bellow) can reveal ore grades and gross tonnages that differ significantly from first approximations. They can be substantially higher or lower, due to more selective designation of what is ore and what is waste, which can subsequently expand or contract mineable zones." The 1999 Report goes on to suggest that John C. Brower used "the drill hole data from Pegasus in computer mine modeling, namely the commonly used proprietary programs SURPAC and THREE-D. SURPAC to generate a mine block model, in this case with user defined mine blocks 100 feet square and 50 feet high. Modeling utilized 62 drill holes in the Dewey/Nancy Hanks area and 17 in the Magone & Anderson, with an average spacing of 250 feet apart." The 1999 Report's "prefeasibility model was based on a 6-year mine life, followed by two years of reclamation," and prescribed the removal of 6,972,000 short tons of designated mineralized material which had an average grade of "0.086 troy ounces per short ton."

These results from the Pegasus Exploration Plan, which were further interpreted by the 1999 Report, are the basis for Grant Hartford Corporation's initial exploration plans and give rise to our plans for expanding exploration on the property and proceeding with a pre-feasibility or scoping study in order to determine the existence of proven/ probable reserves on the Garnet Mineral Property.

2008 Operations

J. Robert Flesher, Vice-President Geology and Mining, for GHC, prepared the "Nancy Hanks Project Geology And Drilling Report for 2008," wherein the results for the Company's 2008 exploration program were detailed. During the second half of 2008, the Grant Hartford Corporation began a definition drilling program consisting of 54 reverse circulation drill holes (12,497.5 feet), examining three mineralized material systems. Drill targets were based on results from exploration conducted by Pegasus between December, 1989 and December, 1992 and many historical records, maps, and other geologic reports. Pegasus completed 147 reverse circulation holes (47,601 feet) and six core holes (1,710 feet). Combined, the total drill footage available for reserve calculation and mine planning is 31,808.5 feet.

The Company's exploration program for 2008 successfully intercepted multiple high-grade mineralized material zones. We discovered and expanded mineralized material zones indentified by Pegasus in the East Dewey and North Dewey zones. Drilling on the Nancy Hanks deposit confirmed mineralized material as identified by Pegasus with open boundaries in several directions. A new mineralized material zone, at the 200 foot level in the area of Nancy Hanks pit, was discovered which is open in three directions. The Company plans to begin inputting the 2008 exploration program data and the Pegasus drill data into the Vulcan Sub-Surface 3-D Modeling Software ("Vulcan") in order to provide the Company with an updated open pit mineralized material calculation and an underground high-grade mineralized material calculation.

2009 Operations

The Company's 2008 exploration program was designed to quantify, through the use of definition drilling, both open pit and underground mine mineralized material targets identified by the previous Pegasus exploration program. It was the Company's intent to use this information to proceed with prefeasibility or scoping studies in 2009 in order to determine the updated existence of proven/probable reserves.

GHC's 2009 exploration program was designed to expand on the 2008 drill results and the results of Pegasus' exploration project (1989-1992). The Pegasus exploration project identified 16 different areas of high grade mineralized material. Numerous historical reports, production records, and maps were also used to determine the most promising targets.

Due to the encouraging results obtained in the first three zones drilled in 2008, no drilling was conducted on any of the other targets suggested by Pegasus. All three 2008 targets were found in the Nancy Hanks/Dewey vein systems. The 2009 exploration program continued to define the Nancy Hanks area and expand the exploration to 3 additional high grade targets containing mineralized material indicated by limited drilling conducted by Pegasus. These include the Willie Vein, the Tiger Vein, and the Tostman mineralized zone. GHC completed 111 holes totaling 37,763 feet in 2009. Plans called for confirmation of these high-grade intercepts, tightening drill spacing for more accurate reserve estimation, moving more mineralized material into a potential proven/probable reserve category, and evaluating the high-grade intercepts for underground extraction.

The Nancy Hanks project area has had a significant amount of exploration conducted in the low grade, open pit mineralized zone. The Vulcan 3D modeling software has produced a preliminary mineralized material resource estimate and additional modeling is currently being conducted to further define a potential proven/probable reserve estimate. The Company anticipates combining this estimate with our 2010 exploration activities in order to complete the definitive proven/probable resource estimate contained in this portion of the project. As a safe guard against historical results, two confirmation holes were drilled along side two sets of twin core/reverse circulation holes completed by Pegasus and results closely mirrored previous results.

Additional high grade vein systems beneath the Nancy Hanks pit area are being modeled with the Vulcan 3-D modeling software, however the preliminary block model results indicate high grade mineralized material to warrant additional exploration. These high-grade veins are open ended and down dip laterally and appear to be getting wider and higher grade at depth. Current drill results indicate this vein structure potentially continues to down dip and recent geological models imply this is in the direction of the mineralized material source. This vein system appears to be a continuation of the structures mined historically during the early Nancy Hanks and Dewey production period between 1896 and 1942. The Company anticipates further defining these vein structures in our 2010 exploration program and adding them to our definitive proven/probable resource estimate in our proposed pre-feasibility study.

Nancy Hanks Pit Area Drill Hole Highlights

Drill Hole	From	To	Interval	Grade OPT Au
GHN41-09	290	320	30'	.409
-including	295	300	5'	1.775
GHN52-09	345	500	155'	.095
GHN56-09	330	360	30'	.246
GHD98-09	185	205	20'	.384
-including	190	195	5'	1.212
GHD99-09	115	120	5'	1.700
GHD99-09	160	170	10'	.331

The Willie Vein System had 30 reverse circulation drill holes completed totaling 9,333 feet in 2009 and the results have been entered into the Vulcan 3-D modeling software to create a preliminary mineralized material estimate that is nearly 400 feet along strike containing 72,000 tons at 0.226 OPT Au. This drill program was based on 2 drill holes completed by Pegasus totaling 615 feet which intercepted a high grade quartz vein structure contained in the Garnet Range Quartzite. Plans to further delineate this structure were a top priority for 2009 and drill results confirmed the existence of a mineralized quartz vein within a bleached quartzite structure. Vein structures were intercepted in nearly every hole completed here. This vein is from five to fifteen feet thick and appears to be relatively uniform and continues to down dip and laterally. Down dip intercepts appear to be getting wider and higher grade. This vein system is open in 2 directions and GHC anticipates additional exploration will continue on the Willie during the 2010 exploration program to further define the mineralized material vein system.

Willie Vein Drill Hole Highlights

Drill Hole	From	To	Intercept	Grade OPT Au
GHW6-09	145	165	20'	.255
-including	145	150	5'	.695
GHW62-09	345	355	10'	.239
GHW64-09	305	358	53'	.366
-including	325	335	10'	1.273
GHW66-09	270	390	20'	.158
-including	285	290	5'	.342

The Tostman mineralized zone is located approximately 1,800 feet west of the Nancy Hanks pit area. This deposit was drilled by Pegasus, who encountered both lower grade pit type material as well as higher grade underground veins. The geology here is very similar to the Nancy Hanks pit area and this mineralized zone is contained in altered Garnet Range granodiorite adjacent to the contact zone with the sedimentary sequences. This is typical of many of the historic mines located in the Garnet Mining District. Grant Hartford included the Tostman in the 2009 exploration plan to further define this deposit, confirm the data reported by Pegasus, and begin modeling to create initial proven/ probable reserve estimates. During 2009, GHC drilled 10 holes on the Tostman deposit totaling 3,800 feet and was able to confirm much of the data presented by Pegasus. Several high grade veins were encountered as well as intervals of lower grade mineralization. The 2009 drill data has been modeled using the Vulcan 3-D modeling software in order to determine a preliminary proven/ probable reserve estimate, however additional drilling will be conducted during the 2010 exploration program, which will further define this deposit as it is open in three directions.

Tostman Deposit Drill Hole Highlights

Drill Hole	From	To	Intercept	Grade OPT Au
GHC57-09	320	325	5'	.262
GHC58-09	275	280	5'	.294
GHC59-09	120	125	5'	.290
GHC106-09	335	360	25'	.175
-including	335	340	5'	.582

The Tiger vein system is contained in an altered sedimentary sequence just south of the Nancy

Hanks Pit area. This contact area is highly altered from the adjacent intrusive stock and contains marble and altered limestones with intrusive granodiorite sills deposited along bedding planes. This vein was mined historically and mineralized material is contained in an oxidized vein approximately ten feet in thickness. Nine holes were completed on the Tiger claim in 2009 totaling 2,790 feet. Of these nine holes, only four targeted the vein structure. The remaining 5 holes were water/condemnation holes which were sampled, but no significant mineralization was observed. We plan to complete additional drilling to the east of our 2009 program during our 2010 exploration program, which we anticipate will determine the extent of this vein structure.

Tiger Vein Drill Hole Highlights

Drill Hole	From	To	Intercept	Grade OPT Au
GHT96-09	120	130	10'	.268
-including	120	125	5'	.444

2009 Additional Exploration Activities

In addition to the 2009 exploration program, the Company also accomplished the following activities during 2009.

Vulcan Sub-Surface 3-D Modeling Software Program

GHC purchased the Vulcan Sub-Surface 3-D geologic modeling software ("Vulcan") early in 2009. All historic and current drill data has been input for drill planning and mine planning. GHC enlisted WGM of Missoula, MT to conduct a Lidar air survey of the project area. This survey has a tolerance of 2' or less and has provided the Company with an extremely accurate and current topography, along with aerial photography of the Garnet Mineral Property that has been imported to Vulcan. Many of the historic mine workings, roads, and various other features in the area have been digitized and imported into Vulcan. These historic workings help indicate the potential location of mineralized material bodies, in addition to mine planning activities. Using all available data, Vulcan is being used to create mineralized material zones of interest for further exploration and definition during the 2010 exploration program, reserve reports, mine planning, and geologic mapping.

Geophysics

GHC worked with Echotech of Missoula, MT to evaluate the data gathered by Pegasus. It was determined that the data was not very useful to us as more modern techniques give much better information. A down hole geophysics program was conducted on the Willie vein system and geophysical data is currently being processed and will be imported into Vulcan for analysis and use in exploration planning.

Geological Team

The Company organized a Geological Team during the 2009 exploration program which will serve to increase our knowledge and ability to handle the Garnet Mineral Property's increasing geological needs. The Geological Team has brought a wide range of knowledge together allowing the Company to more efficiently accomplish its exploration activities on the Garnet

Mineral Property. Dr. Sears has conducted numerous geological mapping activities in the greater Garnet Mining District and his work will provide a unique and beneficial source of geological information for our exploration activities on the Garnet Mineral Property. In order to fully utilize our Geological Team, we anticipate adding additional Vulcan licenses useable by other members of our Geological Team during the 2010 exploration season.

Team members include:

J. Robert Flesher - Vice President of Geology and Mining for GHC
Dr. James Sears - Director for GHC and a Professor of Geology at the University of Montana
Jeff Switzer - Field Geologist and recent geology graduate from the University of Montana. Mr. Switer was a student of Dr. Sears'
Sarah Clark - Field Geologist and recent geology graduate from the University of Montana. Ms. Clark was a student of Dr. Sears'
Joe Faubian - CDM consulting geologist

Metallurgical Testing

Samples were created from drill cuttings from various mineralized material zones and grade ranges in 2009 exploration program. These tests were conducted by Dawson Labs, of Salt Lake City, Utah and are currently being used for mill design and planning.

Mine planning

Mine planning activities were on-going during the 2009 exploration program. Underground extraction plans were created for the Willie vein model by Small Mine Development, of Boise, Idaho. Small Mine Development is an underground mine contractor and has extensive experience in underground mining techniques. During the 2010 exploration program, we anticipate Small Mine Development's creation of an underground mining plan for the high grade veins in the vicinity of the Nancy Hanks Pit area. Open pit planning is in the preliminary stages and will expand as the 2010 exploration program progresses throughout the year.

There are no production or milling operations on the property, as of today. There is no electric power on the property. Any future mining or milling operation will require either power lines to reach the property or the generation of power on site. The Company has retained CDM Engineering of Helena, MT to conduct a cost estimate for power requirements.

Mapping

Geological mapping has become a top priority for GHC and Dr. Sears completed a significant amount of surface mapping during the2009 exploration program. More accurate definition of the contact zone will continue to be updated throughout 2010. This information will help us target potentially undiscovered deposits which may lie in proximity to the contact zones currently under active exploration. A thorough knowledge of the geological conditions of the district will greatly increase our potential for successful exploration activities.

Conclusion of the Company's 2009 Drilling Activities

The Company was able to move forward in our overall exploration program which is designed to quantify, through the use of definition drilling, both open pit and underground mine mineralized material targets identified by the previous Pegasus exploration program and our own 2008 exploration program. We were able to further define and add to our understanding of the Garnet Mineral Property during the 2009 exploration program, wherein we intercepted multiple high-grade zones and expanded the Company's definition of the lower pit grade mineralized material. Exploration of the Willie zone further defined the high grade mineralized material, which has been modeled through Vulcan resulting with generating a preliminary mine plan. Drilling on the Nancy Hanks deposit continued to confirm historic records of high grade vein systems with open boundaries in several directions at shallow depths, as reported in historic mining documents. A greater understanding of the geology and mineralized material zone configurations were attained during the 2009 exploration program, which will provide us with the ability to explore the potential mineralized material zones in a more efficient and productive manner during the 2010 exploration program. The addition of the Vulcan software and creation of the Geological Team has allowed us to greatly expand our knowledge database and will give GHC the ability to make even more informed exploration decisions in the future. Thus, the Company considers the 2009 exploration season an overall success.

Recommendations

Based on our 2009 exploration program, it has been suggested that it would be prudent for the Company to complete the following tasks during the 2010 exploration program:

1.

Continue to update all existing geological, geophysical, geochemical, and historic data into Vulcan's sub-surface 3D mine modeling program to better identify mineralized material zones, assist in mine planning, exploration planning, and establish an updated reserve calculation.

2.	Continue advancement of planning for construction of a milling facility to process high grade ore and provide quality, representative samples.
3.	Establish an on-site fire assay laboratory for quick field assessment.
4.	Evaluate the 2009 geophysical program for future exploration planning.
5.	Continue to work with an underground mining engineer to evaluate economic feasibility for underground ore extraction on identified high grade mineralized material deposits.
6.	Engage an underground mining contractor to begin initial underground extraction.
7.

Drill up to 150 reverse circulation holes during the 2010 exploration season in order to add further definition to identified mineralized material zones on the Garnet Mineral Property. The following drill locations are presented in order of priority:

1.

Continue to expand the Willie vein down dip and to the east either from surface or underground drill stations. Current down dip drill results indicate a good potential for increased vein thickness and grade.

2.

Drilling should target expanding high grade veins in the Nancy Hanks area which could potentially enter into production during 2010. Potential for increasing mineralized material down dip is significant.

3.	Complete definition drilling to improve the Nancy Hanks' open pit reserve calculation in order to determine a proven/probable reserve estimate.
4.	Continue to delineate the Tostman deposit in order to determine a proven/probable reserve estimate.
5.

Drill at least three additional high grade mineralized material targets from the 30 high grade targets which have been identified in previous drill programs on the Garnet Mineral Property. The Company anticipates drilling the San Jose' mine vicinity, the Coloma district, down dip extensions of the Lead King historic mine, and possibly some "wildcat" holes along the identified contact zone where no previous exploration has been completed.

8.	Continue to utilize the Geological Team to increase our knowledge database.

Geological Reports on our Property.

We have obtained an independent Geological Report, prepared by Thomas J. Peters, a Consulting Geologist for Grant Hartford Corporation. Thomas J. Peters is a geologist residing in Spokane, Washington. Mr. Peters obtained a Masters degree in Geology from Bowling Green State University, Ohio in 1969. Mr. Peters is also a licensed geologist with the State of Washington. His Geological Report was prepared upon the review of all available historic exploration and mining data compiled on the 23 patented and 122 unpatented mining claims in the Garnet and Coloma Mining Districts. Partially based on the results of this report, we acquired an exclusive option to purchase these mineral rights through an Option Agreement with Commonwealth Resources, L.L.C.

Selected informational sections of the Geological Report are provided as follows:

Excerpts From:

GEOLOGIC EXAMINATION OF THE ECONOMIC POTENTIAL FOR GOLD MINING
At The GARNET AREA GOLD MINING PROPERTY
By Thomas J. Peters, Geologist, WA License No. 2002
April 12, 2007

"The 5-mi2 Area, 23 patented and 122 located 20-acre claims, 50 mi east of Missoula, Montana includes the Garnet and Coloma mining districts, perched on the northwest-trending Garnet Range, dividing the Clark Fork and Blackfoot River drainages."

INTRODUCTION

"This report is an independent consultant's prospectus carried out at the behest of the Grant Hartford Corporation of Missoula, Montana, on the Garnet (gold prospect) Area. Area as used here represents all private property and claims, patented, located, and optioned, under the control of Grant Hartford. This "Area" includes the historic Garnet Mining District as well as the ghost town of Garnet. Formerly operating mines in the area includes the Nancy Hanks, Dewey, Grant & Hartford, Cascade, Shamrock, Tiger, Lead King, Red Cloud and others."

"Opinions expressed are based on two days of meeting with company partners and a day examining the site, April12, 2007; however, the Garnet Area is well documented by an extensive amount of good quality information. This examination has been carried out on a "for fee" basis, and the author has no financial interest in the Grant Hartford Company or the Garnet Area property. Under 1889 mining law, districts are not a property, but an organization representing a cluster of mines and infrastructures resulting from mining and economic activity around a locus of exploitable metallic mineralization. The Garnet district includes several mines, the available information, both published and unpublished, was generated by organized, well financed corporate mineral exploration programs or documented in detail by competent professionals."

"This is an economically interesting gold prospect, and there are outstanding possibilities for a very profitable gold mining operation while gold prices show great strength at over $650 per oz troy. Today's mining is safer, more efficient and environmentally friendly. Current technology offers a start up mining company mechanical, financial and intellectual agility. Gold is especially interesting because it's a high value, low tonnage commodity, and mining can be carried out at various scales of operations. Today, as in the early 1980's when gold prices spiked, if one walks up the creeks of Montana, California, and other western states, they are apt to find a suction dredge hidden in the reeds and brush, providing the intermittent placer miner much profit."

"A pivotal question remains regarding the gold source antecedent to mineralization within tactite, quartz veins, mylonite, fault gouge, and disseminations by hydrothermal alteration of various rock types, because it effects occurrence of additional resources. Possibilities include an abyssal source of hydrothermal gold, leached gold from younger source rocks long eroded away, or lateral secretion from intruded sedimentary rocks."

PREVIOUS WORK

"An immense amount of information has accumulated over the 140-year history of the Garnet Area, much of this has been gathered over the last 50 years by the efforts of James Charlton and his son Aaron Charlton. There is on site a room filled with file cabinet after cabinet and map case after case containing maps, cross-sections, publications, private reports, and detailed maps and descriptions of surface and underground workings. The Grant Hartford Corporation plans to digitize this library of material."

"Site-specific published reports include a U.S. Geological Survey Bulletin (660) by Pardee (1918), a Montana Bureau of Mines Memoir (39) (includes Bibliography) by Kauffman and Earll (1963), mapping by Wallace and others (1977, 1978), and an Iowa State University Master's Thesis (1986) by K.M. Wilkie on the Garnet-Coloma Area, Annual Reports of the State Inspector of Mines, and numerous newspaper and popular accounts. Regarding important details of stratigraphy; production records; mineralogical, geological, and historical information; the reader is referred to these. They are not outdated per se, although there is commonly additional information".

"Private work includes important maps of the Ohio Mining and Development Company (1919) and a pen contemporaneous report by T.H. Rosenkranz who detailed geology, operations, production, grades, and descriptions of [mineralized material] and rock of mining claims active at the time. Torrey (1934, 1935), a mining engineer, reported to the Nancy Hanks Gold Mining

Company, H.A. Bellows, Treasurer. American Gold Company (AGC) work is reported by Irving (1965, 1967, and 1969)."

"Western Energy Company by Pederson (1988), Trans-Global Resources, N.L., by Koehler Stout (1991), geological mapping by University of Montana Geology Professor by James Sears was carried-out. A Final Summary report for AGC covering three years of systematic exploration by Trans-Global Resources, N.L., by Koehler Stout (1991)."

"Pegasus Gold Corporation final report, Stimson (1992), includes detailed appendices of exploration data which advances our understanding of surface resources to beyond the prefeasibility level. A report for the Clearwater Land Exchange by Brower (1999), discussed the probable viability of surface mining part of the deposit at a $315 per oz gold price. Also, there are several shorter professional reports and much specific, authentic and accurate, mineral and mining data."

[DESIGNATED MINERALIZED MATERIAL]

Surface [Designated Mineralized Material]

"[Mineralized material] occur in several forms. Perhaps most accessible for producing quick cash flow are existing mine dumps. Brower (1999, p.12) reports 31,952 tons of..." mineralized material.

"The second form of readily accessible [mineralized material] consists of shallow deposits, surface mineable... The best definition of these deposits was carried out between 1989 and 1992 by Pegasus Gold Corporation (Stimson, 1992), which planned to mine surface deposits:"

"Between December, 1989, and December 1992, Pegasus Gold conducted an exploration program covering over 22 square miles and employing airborne magnetics and resistivity, ground, magnetics, IP, and resistivity surveys. Drill targets were defined using geologic mapping, rock, soil and trench geochemistry. Fourteen targets were drill tested with 147 reverse circulation holes (47,601 feet), and six core holes (1,710 feet). [Mineralized materials] were discovered in three separate deposits."

"The [mineralized material] referred to are the Nancy Hanks and Cascade deposits. Pegasus determined there were 4.6 million tons of [mineralized material] grading between 0.037 oz per ton to 0.040 oz per ton... Their [mineralized material] determination was arrived at by calculating the estimate manually using the polygonal method. Brower (1993) commented:"

"The approach employed by Pegasus is suitable as a first approximation, early-indication type of estimate, to determine whether enough gross grade and tonnage is present to merit further work, but is far too generalized for feasibility decisions. More sophisticated analytical techniques using computer models (below) can reveal ore [probable economic - TJP] grades and gross tonnages that differ significantly from first approximations. They can be substantially higher or lower, due to more selective designation of what is ore [a probable economic grade - TJP] and what is waste, which can subsequently expand or contract mineable zones."

"The Brower report utilized the proprietary programs SURPAC to generate a mine block model and THREE-D to determine pit configuration and mineable tons of [mineralized material] and waste. Using data from 62 of Pegasus' drill holes in the Nancy Hanks deposit and 17 in the Magone & Anderson deposit with an average spacing of 250 feet apart...

"Computer modeling using Pegasus' drill hole data generated [mineralized material] of an average grade of 0.086 oz. per ton and a stripping ratio of 1.72..."

"There are many ways to look at the data when making a "ball park" estimate of profit and revenues prior to a full feasibility study. However it is sketched, surface [mineralized materials] are indicated [mineralized material] that should be mineable at an approximate average of 1 million tons per year for 6 to 10 years."

End of excerpt from "Geological Examination of the Economic Potential For Gold Mining at the Garnet Area Gold Mining Property", by Thomas J. Peters, Geologist, dated April 12, 2007.

Competition.

In general, the mineral development industry is intensely competitive and even if commercial quantities of proven/probable reserves are identified and prepared for extraction, a ready market may not exist for the sale of the proven/ probable reserves.

We were incorporated on March 15, 2007 and our operations are not well-established. Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims. At the present time, our resources are limited. As a result of continuing losses, we may exhaust all of our resources and be unable to complete the exploration phase of the Garnet Mining Claims. There is also significant competition to retain qualified personnel to assist in conducting exploration activities. If a pre-feasibility or scoping study and exploration is completed and a commercially-viable deposit is identified and we are unable to retain additional qualified personnel, we may be unable to enter into the development and subsequently the production stage and achieve profitable operations. These factors could inhibit our ability to compete with other companies in the industry or to enter into the development or production stages of a proven/probable reserve claim, in the event a commercially-viable deposit is identified.

Numerous factors beyond our control may affect the marketability of any future identified proven/probable reserve. These factors include but are not limited to: market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of reserves and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our inability to receive an adequate return on our invested capital.

Compliance with Government Regulation

If we progress to the development and subsequently the production phase, our Small Miner Exclusion Statement (#46-032) will allow us to construct and operate a milling facility and mine an unlimited amount of material subject to a surface disturbance of less than five (5) acres.

We are undertaking a study to expand our Small Miner Exclusion Statement to an Operating Permit that would allow us to expand our mine operations beyond a surface disturbance area of five (5) acres. We cannot be certain that such approvals will be obtained. The cost and time involved in obtaining such approvals cannot be known in advance.

The primary agency that governs the exploration and mining of reserves identified in the future, in the State of Montana on private lands is the Montana Department of Environmental Quality ("DEQ"). The Bureau of Land Management manages the exploration, development and production of Montana's mineral resources on federally-owned lands, and implements policies and programs respecting their exploration, development and production, while at the same time protecting the environment.

Exploration, development and production of unpatented mining claims is regulated by the Bureau of Land Management ("BLM"). The exploration, development and production of patented mining claims is regulated by the Montana Department of Environmental Quality.

Activities such as trenching and drilling require us to post a reclamation bond calculated by the amount of surface disturbance. The bond is refundable upon a BLM and/or Department of Environmental Quality inspector's determination that the exploration program has completed the required reclamation.

The BLM governs the procedures involved in the location, staking, recording and payment of maintenance fees of unpatented lode claims and placer claims in Montana. The Bureau of Land Management and the Montana Department of Environmental Quality monitor and regulate all mineral exploration, development and production carried out on unpatented and patented mining claims in Montana. Their oversight applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, OSHA, IMSHA, and Workers Compensation have provisions for employment standards, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. There are also federal and state statutes regarding water use and discharge.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Reclamation is the process of bringing the land back to its original natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy any environmental damage, caused such as refilling trenches after sampling or cleaning up fuel spills. Our initial exploration program requires little reclamation or remediation because of minimal disturbance to the ground. At the date of this filing, the Company has posted bonds totaling $25,655 with the Montana Department of Environmental Quality for its 2008 exploration program.

Geological and Mining Expenditures

From inception through December 31, 2009, we have incurred a total of $2,115,347 in geological and mining expenditures, which are made up of: $1,268,642.97 for mining expenses on the Garnet Mineral Property, $706,758.01 for drilling expenses on the Garnet Mineral Property, $41,431.75 for licenses and permits on the Garnet Mineral Property, $18,867.71 for materials and supplies used in the geology and mining operations on the Garnet Mineral Property, $69,848.83 for sample testing on the Garnet Mineral Property, $8,598 for contract labor relating to the exploration of the Garnet Mineral Property, and $1,200 for reclamation expenses on the Garnet Mineral Property

Subsidiaries

The Company has neither formed, nor purchased any subsidiaries since the date of its incorporation.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

Business Plan

Our business plan is to proceed with the exploration of our Garnet Mining claims to attempt to identify proven/ probable reserves and determine their commercial feasibility for development, mining, producing and processing. We intend to proceed with the exploration program as recommended by our Vice-President of Mining and Geology, J. Robert Flesher. Our 2010 Exploration Program is expected to cost $1,376,000, excluding mining and the construction of a mill. We had ($4,688,054) in working capital as of December 31, 2009. Management proposes to satisfy our cash requirements and working capital needs through private placements of debt or equity offerings and identifying and entering into agreements with strategic partners in order to fund the 2010 Exploration Program.

However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from debt transactions, the sale of our common stock, or the identification and entering into agreements with strategic partners, in order to fund all of our anticipated expenses.

Market Information

According to the World Gold Counsel, demand for gold is widely spread around the world. East Asia, the Indian sub-continent and the Middle East accounted for 72% of world demand in 2007. In addition, India, Italy, Turkey, the United States and China are responsible for 55% of the world's gold demand; each market is being driven by a different set of socio-economic and cultural factors. The price of gold is set in daily trading sessions at metal exchanges throughout the world. Gold smelted to a fineness of .995 is considered pure and qualified to sell at the metal exchanges.

Revenue Strategy

We are currently in the exploration stage and plan to proceed with a pre-feasibility or scoping study in order to identify an economically feasible deposit of gold, and intend to progress to the development and ultimately the production stage to begin mining and producing proven/probable gold reserves. At this point, we would contract with, and ship the mineralized material to, a local milling facility that would process the mineralized material. The local milling facility would then pay Grant Hartford Corporation an amount equal to the fair market value of the contained amount, minus the processing fees.

In addition, provided its economic feasibility, we intend to build a mill and processing facility on site in order to produce gold at a .995 fineness, which would eliminate the local milling facility and allow us to directly sell in the metals exchanges.

Grant Hartford Corporation has material contracts and agreements for service with the following firms. We will hire these firms' services on an as needed basis.

Equipment, Materials and Suppliers

Contracting; pad construction, reclamation: Mining Equipment; Drill Supplies: Reverse Circulation Drilling:	Garnet Range Resources, LLC, Missoula, MT North West Mining Supply, Wallace, ID Miners Inc., Riggins, ID O'Keefe Drilling, Butte, MT

Consulting Firms

Water Resource Baseline Study: Mill & tailings pond location & survey: Drill hole survey & mapping: Mill feasibility and engineering: Assay:	Kirk Engineering, Sheradon, MT Kirk Engineering, Sheradon, MT WGM Engineering, Missoula, MT CDM Engineering, Helena, MT Norris Labs, Norris, MT Olmstead Labs, Deer Lodge, MT

Internal Accounting: Legal:	JCCS, Missoula, MT Raul N. Rodriguez, Esq. Denver, CO David Rodli, Esq. Missoula, MT Dorsey & Whitney, Seattle, WA

Government Approval and Regulation

We currently hold a Small Miners Exclusion Statement (#46-032) which has been issued by the State of Montana. The annual cost of this permit is $25.00. We also currently hold an Exploration License (#00545), which has been issued by the State of Montana. The annual cost of this permit is $25.00. In addition, we have bonded a drilling and exploration program with the Montana Department of Environmental Quality and the Bureau of Land Management. The bond amounts total $25,655.

Item 1A.     Risk Factors.

Risk Factors Relating to Our Business

1:   We have limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like ours, are in the exploration stage. We may not successfully address these risks and uncertainties or successfully implement our business plan. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits that we anticipate in the future.

Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and in the exploration stages of the search for mineral deposits. These include, but are not limited to, inadequate funding, competition, and unsuccessful mineralized material exploration. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

2:    We will require additional funding

As of December 31, 2009, we had cash in the amount of $63,687. Our 2010 exploration program will require approximately $1,376,000 to complete. We will require additional financing in order to begin and complete future phases of the recommended exploration programs, as well as any additional exploration. We currently do not have any operations and have no income. Our business plan calls for significant exploration expenses. We will also require additional financing if further exploration programs are necessary. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. In the event that our exploration programs are successful in sufficiently estimating the mineralized material continuity between drill holes and we exercise our mineral claim purchase option, we will require additional funds in order to place the patented and unpatented mining claims into the development and commercial production stages. We currently do not have any arrangements for financing and we may not be able to obtain financing when required and on favorable terms. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other metallic minerals and the costs of exploring for, developing and producing these materials. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations.

3:   Auditor has raised substantial doubt about our ability to continue as a going concern

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have an accumulated deficit since inception of ($4,600,041) for the period from our inception, March 15, 2007, to December 31, 2009, and have no revenues. Our future is dependent upon our ability to obtain financing and upon successful exploration and future development and productions stages on the patented and unpatented mining claims. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered in the exploration stage of mining companies and the high rate of failure of such enterprises. Our auditor's concern may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment. Persons who cannot afford to lose their entire investment should not invest in this offering.

4:   We are a new company with no history

We have just begun exploration of our mining claim holdings for which we have acquired our options. As a result, we have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on March 15, 2007, and to date, we have been involved primarily in organizational activities, the acquisition of an option to purchase interests in 145 patented and unpatented mining claims, obtaining an independent consulting geologist's report on these mining claims, and completing our 2008 and 2009 exploration program and we will begin our 2010 exploration program. There is no history upon which to base any assumption as to the likelihood that we will prove successful. We have not earned any revenues as of the date of this Form 10-K, and thus, we face a high risk of business failure.

5:  We rely on consultants

We have a written agreement with our consulting geologist, Thomas J. Peters; that requires him to review all of the historical information available on the mining claims we have under option, the results from the previous exploration work performed on these mining claims, and to make recommendations based on those reviews. We also have an oral agreement and written confirmation with our consulting geologist, Ted Antonioli, to perform geological recommendations and assist in the permitting process. We also have an agreement with the University of Montana to utilize the Geological Department and Geographical Information Systems Department to digitize data and have a verbal agreement retaining the services of Dr. James Sears. In addition, we have agreements with: Norris Labs to perform analyses on geological samples; Kirk Engineering for a water base line study and survey for a mill and tailings impoundment; with BJ Ambrose for his full time services as the Vice President of Corporate Finance; with Tim Matthews for his full time services as the Vice President of Marketing; with J. Robert Flesher for his full time services as Vice President of Mining and Geology; with Aaron Charlton for full time management services and with Eric Sauve for full time management services.

Each of these functions requires the services of persons in high demand in the industry and these persons may or may not always be available when needed. The implementation of our business plan may be impaired if these parties do not perform in accordance with their written and oral agreements.

6:   Common ownership of GHC and Commonwealth Resources, L.L.C.

Our sole material assets are the options to the Garnet Mining Claims, which claims are owned, or optioned by Commonwealth Resources, L.L.C. The Optionor, Commonwealth Resources, L.L.C. is owned in part by Mr. Eric Sauve, who is the President, CEO, CFO and Director of Grant Hartford Corporation. In addition, Mr. Aaron Charlton, who is a Senior Consultant to the Company, is likewise a majority owner and the Managing Member of Commonwealth Resources, L.L.C. Mr. Charlton negotiated in good faith on behalf of and for the best interest of Commonwealth Resources L.L.C. and Mr. Eric Sauve negotiated on behalf of and in good faith and at arm's length for the best interest of Grant Hartford Corporation. The negotiations concluded in a Letter of Intent which was signed on March 22, 2007. The Option Agreement became effective on June 15, 2007. At the time the Option Agreement became effective Eric Sauve was not a Membership owner of Commonwealth Resources L.L.C. and did not become a member until August 31, 2007. We, at this point, have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters. In the interim, or until such time as we adopt more definitive conflict of interest and ethics rules, which will include the rules set forth in the Sarbanes-Oxley Act of 2002, Federal legislation. Any future potential conflicts will be governed by the independent members of the Board of Directors. However, any conflict of interest with our President, CEO, CFO, Directors and our Senior Consultant, could result in a loss of confidence by our shareholders or potential investors and could result in a disruption to the business, adversely affecting our Company and the existing shareholders.

7:   Potential Conflict of Interest Between Grant Hartford Corporation and Garnet Range Resources, LLC

On July 6, 2009, the Company and Garnet Range Resources, LLC ("Garnet") entered into an agreement wherein Garnet would provide the following services to GHC: the rental and operation of heavy equipment, labor on the Garnet Mineral Property and coordination of the exploration project management with GHC. The material terms of this agreement are further set forth on page 9 of this Form 10-K in the "Material Terms of Related Party Agreements" section. Mr. Eric Sauve, the President, CEO, CFO and Director of Grant Hartford Corporation, is a related party to GHC and is also a 50% owner of Garnet. Joyce L. Charlton is the Managing Member, and 50% owner of Garnet and is the wife of Aaron Charlton, the Senior Consultant of GHC, a related party to GHC and the Managing Member of Commonwealth Resources, LLC, the company that GHC has optioned its mineral interests from. Since Eric Sauve and Joyce Charlton are related parties to the Company and these related parties own 100% of Garnet, there is an appearance of a conflict of interest. However, Mr. Sauve took this matter to the Board of

Directors for their consideration of the Agreement. Mr. Sauve recused himself from the vote and the Board of Directors agreed that this Agreement would be beneficial to the Company and it was acting in the ordinary course of business. Any transaction with our President, CEO, CFO, Directors and Senior Consultant and his wife could be perceived as a conflict of interest which could result in a loss of confidence by our shareholders or potential investors and could result in a disruption to our business, which could adversely affect our Company and the existing shareholders.

8:   Laps of Insurance on the Part of Garnet Range Resources, LLC.

While Garnet Range Resources, LLC ("Garnet") is responsible to perform the following services to GHC: the rental and operation of heavy equipment, labor on the Garnet Mineral Property and coordination of the exploration project management with GHC, Garnet does not specify that it will indemnify GHC for work stoppage, delays or interruption of operations, as a result of not being able to provide these services on a timely manner. This lack of performance on the part of Garnet could cause increased costs, monetary losses, legal liability and possible adverse governmental action. Thus, the inability of Garnet to perform could have an adverse effect on the Company's financial position and have an adverse effect on the shareholders. The potential costs associated with losses or liabilities not covered by Garnet's insurance will have a material adverse effect on the Company's financial position and have an adverse effect on the shareholders. The material terms of this agreement are further set forth on page 9 of this Form 10-K in the "Material Terms of Related Party Agreements" section.

9:   Unanticipated issues may occur

Potential investors should be aware of the difficulties normally encountered by new exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration stage. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The exploration stage also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which the Company cannot insure, or against which it may elect not to insure. At the present time, we have a property liability insurance policy that covers all of our current surface operations. The Company, cannot however, ensure that our current coverage will sufficiently protect against all unanticipated hazards, and when our operations expand to include more extensive above surface and underground exploration, our current property liability coverage may be insufficient. The payment of such liabilities, that are uncovered, or insufficiently covered, by our current property liability policy, may have a material adverse effect on our financial position. In addition, there is no assurance that the expenditures to be made by us in the exploration of the mineral claims will result in determining the existence of proven/probable reserve deposits. Problems such as unusual or unexpected formations and other conditions are involved in exploration and often result in unsuccessful exploration efforts.

10:   Non-Consent to Use Geological Reports

The Company has been unable to obtain consents for two of our historical geological reports; the "Garnet Project Summary," prepared by Pegasus Gold Corporation and the "Mineral Property Valuation of the Garnet and Copper Cliff Mining Districts in Garnet and Missoula Counties," prepared by Dr. John C. Brower, Ph.D. The Company has deemed it necessary to include portions of these reports, without the expert consents and with the acknowledgement that the reports are over ten years old; because the information in these reports describe the historical geological condition of the property, and historical exploratory mineralized material findings on the property. This information was a contributing factor in entering into the Grant Hartford Option Agreement with Commonwealth Resources, L.L.C. (the material terms of the Grant Hartford Option Agreement can be found on page 9 of this Form 10-K), and to the development of Grant Hartford's current exploratory drilling program on the Garnet Mineral Property. If a shareholder relies on these geology reports, which lack the proper expert consent, the shareholder will not be able to recover from the authors of these reports for any claims relating to the investors' reliance on these reports.

The Company has agreed to adopt the conclusions made in the reports as the Company's own. While the Company has adopted the conclusions, the Company may not have sufficient assets to support a legal judgment should shareholders have a reason to obtain a judgment against the Company regarding these conclusions. The inability to collect on a judgment could have a detrimental effect on the litigating shareholders and on new shareholders. Information from, and references to, these geological reports can be found within the following sections of this Form 10-K: Material Terms of Related Party Agreements, Garnet Geology and Garnet Mining History.

11:   We will continue to incur losses for the foreseeable future

Prior to completion of the exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur continuing and significant losses into the foreseeable future. As a result of continuing losses, we may exhaust all of our resources and be unable to complete exploration of our optioned mineral claims. Our accumulated deficit will continue to increase as we continue to incur losses. We may not be able to generate profits or continue operations if we are unable to generate significant revenues from future mining of the mineral claims even if we exercise our options. There is limited history upon which to base any assumption as to the likelihood that we will be successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

12:   Because access to the mineral property may be restricted by inclement weather, the Company may be delayed in its exploration efforts

Access to the mineral property may be restricted during parts of the year, due to weather in the area. The property is in a mountainous area in the Garnet Mining District, Granite County, Montana. The terrain is mountainous, and the property is accessed by county roads, Bureau of Land Management roads, and private roads. Although these roads have been used for exploration in the past, they are best traveled by four-wheel drive vehicles from spring to the beginning of winter. During the winter months, heavy snowfall can make it difficult to undertake work programs. We do not currently plan drilling operations in the winter months. Frequent inclement weather in the winter months makes exploration activities difficult and the planning of exploration activities challenging. As a result, any attempt to explore the property is largely limited to the times when weather permits such activities. The most efficient time for us to conduct our work programs is during the months of May through November. These limitations can result in significant delays in our exploration efforts, as well as any future production, in the event of unsuccessful determination of the existence of proven/probable reserves. Delays in exploration and drilling due to inclement weather could significantly increase the time that it would take to generate any operating revenues or prohibit achieving profitable operations.

13:   If management cannot devote sufficient time to operations, its business may fail

Mr. Sauve, our President, Chief Executive Officer and Chief Financial Officer, devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Sauve. Mr. Aaron Charlton, our Senior Consultant, also devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Charlton. J. Robert Flesher, our Vice President of Mining and Geology, devotes his full time and attention to our exploration program. We have an oral Employment Agreement with Mr. J. Robert Flesher. BJ Ambrose, our Vice President of Corporate Finance, devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Ambrose. Tim Matthews, our Vice President of Marketing, devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Matthews. (See "Material Terms of Employment Agreements" on page 69.) Currently, we retain the services of five consulting geologists on a part-time basis. If our management is unable to devote a sufficient amount of time to manage our operations, our business could fail.

14:   Sales of substantial amounts of common stock may adversely affect prevailing market price

Our President, Mr. Eric Sauve, is the beneficial owner of 3,118,945 shares of our common stock, which equates to 13.9% of our issued and outstanding common stock. Our Senior Consultant, Aaron Charlton, is beneficial owner of 8,895,181 shares of our common stock which equates to 39.57% of our issued and outstanding common stock. Rodney K. Haynes beneficially owns 4,549,576 shares of our common stock which equates to 20.24% of our issued and outstanding common stock. On January 5, 2010 our Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. There is presently no public market for our common stock; however, we propose to apply for quotation of our common stock on the NASD Over-The-Counter Bulletin Board ("OTCBB") upon the effectiveness of our Form 211 application with FINRA. If our shares are publicly traded on the OTCBB, Mr. Sauve, Mr. Charlton and/or Rodney K. Haynes and/or Creative Finance Investments, LLC Profit Sharing Plan will be eligible to sell their shares publicly, subject to the volume limitations of Rule 144. The sale of a large number of shares at any price may cause the market price to fall. Sales of substantial amounts of common stock or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

15:   The mine exploration business is highly competitive

The mine exploration business is highly competitive. Our preparation activities will be focused on exploring our mineral property in order to determine the existence of proven/probable reserves. Many of our competitors have greater financial resources than we have. As a result, we may experience difficulty competing with other businesses regarding availability of equipment and qualified personnel. If we are unable to retain qualified personnel, or locate needed equipment while conducting exploration activities, we may be unable to enter into the development and production stages and may be unable to achieve profitable operations.

16:   A ready market may not exist for the sale of the future identified proven/probable reserves

Even if the Company is able to successfully explore, develop and prepare an established commercially minable proven/probable reserve deposit, a ready market may not exist for the sale of the extracted proven/probable reserves. Numerous factors beyond our control may affect the marketability of gold proven/probable reserves that are prepared for production. These factors include market fluctuations, the proximity and capacity of natural resource markets, processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, and environmental laws and regulations. These factors could inhibit our ability to sell proven/probable reserves in the event that the Company is able to successfully explore, develop and prepare an established commercially minable proven/probable reserve deposit for extraction.

17:   There is a risk that new regulations could increase our costs

The Montana Department of Environmental Quality and the Bureau of Land Management have jurisdiction and enforce laws and enact and enforce rules and regulations relating to the exploration, development and production of proven/probable reserves. We will be subject to these laws, rules and regulations as we carry out our exploration program. We are required to obtain drilling permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws, rules and regulations. Currently, we have not experienced any difficulty with compliance of any laws or regulations which affect our business. While we have planned exploration program budgets for regulatory compliance, there is a risk that new laws, rules or regulations could increase our costs of doing business, preventing us from carrying out our exploration program and, therefore, adversely affecting our operational results.

18:   In the event that our mining claims become invalid, we will lose all rights that we have in the 23 patented and 122 unpatented mining claims

The 23 patented and 122 unpatented mining claims are owned by Commonwealth Resources, L.L.C. and are under an option to us. WGM Group, a professional survey company in Missoula, Montana, surveyed, staked and filed all 122 unpatented claims. These claims were staked on public lands administered by the Bureau of Land Management. The right to conduct exploration, development and production mining programs on these 122 unpatented mining claims is subject to permitting by the Bureau of Land Management. The right to conduct exploration, development and production mining programs on the 23 patented mining claims is subject to permitting by the

Montana Department of Environmental Quality. The invalidity of any claims would have an adverse affect on any future revenues.

In order to keep the 122 unpatented mining claims in good standing, the Bureau of Land Management requires that an annual maintenance fee be paid before August 31st of each year. In the event that these maintenance fees are not paid by the August 31st deadline, the mining claims become invalid and revert to the Bureau of Land Management. In the event that our mining claims become invalid, we will lose all rights that we have in the 122 unpatented mining claims. In order to keep the 23 patented mining claims in good standing, the Granite County, Montana Treasurer requires assessed property taxes to be paid for each respective mining claim by July 31st of each year. If, or when, property taxes become three years delinquent, we risk losing our rights in the 23 patented mining claims by operation of law.

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

19:   In the event we fail to make our scheduled option payments, we will lose all interest that we have in the patented and unpatented mining claims

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

20:   Compliance with Sarbanes-Oxley may result in our inability to achieve profitability

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties relating to publicly-traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. Upon becoming a public company, we are required to comply with the Sarbanes-Oxley Act and its costs to remain in compliance with the federal securities regulations. Additionally, we may be unable to attract and retain qualified officers, directors and board committee members, which are required pursuant to the Sarbanes-Oxley Act of 2002, in order to provide effective management. The enactment of the

Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly to attract or may deter qualified individuals from accepting these roles. Significant costs incurred as a result of becoming a public company could divert the use of finances from our operations resulting in the Company's inability to achieve profitability.

Risk Factors Relating to Our Common Stock

21:   We are required to annually evaluate our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material effect on the potential price of our common stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal control over financial reporting. Such a report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. In addition, beginning with our report for the fiscal year ending December 31, 2010, our evaluation of the effectiveness of our internal controls will be subject to an annual audit by our independent registered public accounting firm and there is no assurance that they will agree with our assessment. If we are unable to maintain and to assert that our internal control over financial reporting is effective, or if we disclose material weaknesses in our internal control over financial reporting, or if our independent registered public accounting firm does not agree with our assessment, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

22:   Indemnification of Officers and Directors.

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

23:   We are subject to "Penny Stock" rules

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

24:   We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offer. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offer did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if he or she so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not, in fact, qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the Securities and Exchange Commission (the "SEC") and state securities agencies.

25:   The effect of gold market price fluctuations on our common stock.

Gold prices have fluctuated over the last decade and appear to have hit a high in the last six months. These fluctuations, however, could likewise fluctuate downward. Such downward trending fluctuations would be beyond the control of the Company, and could have an adverse effect on the price of the Company's stock. Concurrently, while the price of gold has been able to maintain a higher than usual price, which may be due in part to the depressed world economy and the depressed United States Dollar, the world economy may correct itself in the next several years. In that event the price of gold may loose its value, and there may be an adverse effect on the price of the Company's stock, resulting in a depressed shareholder value.

26:   We do not expect to distribute cash dividends.

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

27:   There is no public trading market for our common stock and no public market may develop.

Even though the Company's Registration Statement on Form S-1 was declared effective by the SEC on January 5, 2010, there is no trading market for our common stock, and there can be no assurance that such a market will commence in the future. There can be no assurance that an investor will be able to liquidate his or her investment without considerable delay, if at all. If a trading market does commence, the price may be highly volatile. Factors discussed herein may have a significant impact on the market price of the shares offered. Moreover, our common stock in all likelihood will trade at a price below $5.00 per share and become subject to the "penny stock" rules enacted by the SEC. This would increase the likelihood that many brokerage firms will not participate in a potential future market for our common stock. Those rules require, as a condition to brokers effecting transactions in certain defined securities (unless such transaction is subject to one or more exemptions), that the broker obtain from its customer or client a written representation concerning the customer's financial situation, investment experience and investment objectives. Compliance with these procedures tends to discourage most brokerage firms from participating in the market for certain low-priced securities.

28:   A purchaser of our shares runs the risk of losing his entire investment.

Only persons that can bear the economic risk of their investment for an indefinite period of time and can afford the total loss of their investment should consider the purchase of our shares.

29:   Issuance of additional securities.

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

30:   If our shares are quoted on the Over-The-Counter Bulletin Board (OTCBB), we will be required to remain current in our filings with the SEC and our shares will not be eligible for quotation if we are not current in our filings with the SEC.

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

31:   Voting Control by Commonwealth Resources, LLC.

Commonwealth Resources, L.L.C., owns, collectively, approximately 70.11%, or 15,759,532 shares of our total beneficially owned common stock. Commonwealth Resources, L.L.C. is comprised of four interest holders, which together own the 15,759,532 shares of our Company's common stock. The interest holders and their beneficially owned shares are as follows: Eric Sauve, 1,718,945 shares, Aaron Charlton, 8,895,181 shares, Kim L. Charlton, 1,755,830 shares and Rodney K. Haynes, 3,389,576 shares. Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholders votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transactions such as mergers.

Mr. Eric Sauve is the President, CEO, CFO and Director of our Company. Mr. Aaron Charlton is our Senior Consultant, who supervises the drilling program, deals with contractors and is the Company's liaison with the BLM, state and local agencies. Any conflicts of interest could delay the implementation of our business plan, which could have a detrimental effect on our business.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.     Properties.

Our executive offices are located at 619 SW Higgins, Suite O, Missoula, Montana 59803. We also rent a 1000 square foot field office at 43 C Street, Drumond, Montana, pursuant to an oral agreement which provides the Company use of the premises on a month to month basis at a rate of $650.00 per month. These facilities are sufficient for our current needs, but we may obtain larger facilities as we carry out our business strategy.

The Company does not own any property, but has acquired an exclusive option to purchase the mineral interests to 23 patented mineral claims and 122 unpatented mineral claims located within the Garnet Mining District of Granite County, Montana from Commonwealth Resources, L.L.C.

Description and Location of the 23 patented and 122 unpatented mineral claims

The patented mining claims below are private deeded properties whose mineral rights are under an option to purchase by Grant Hartford Corporation.

Legal Claim Name & Mineral Survey #	Owner of Record
Nancy Hanks Lode Mining Claim, ms#5365	Commonwealth Resources, L.L.C.
Dewey And Midnight Lode mining Claims, ms#9833	Commonwealth Resources, L.L.C.
International Lode Mining Claim, ms#3612	Commonwealth Resources, L.L.C.
Tiger Lode Mining Claim, ms#5361	Commonwealth Resources, L.L.C.
Placer Lode Mining Claim, ms#751	Commonwealth Resources, L.L.C.
Lead King Quartz Lode Mining Claim, ms#4511	Commonwealth Resources, L.L.C.
Bulls Eye Lode Mining Claim, ms#4651	Commonwealth Resources, L.L.C.
Bulls Eye Fraction, ms#9405	Commonwealth Resources, L.L.C.
Gold Bug Lode Mining Claim, ms#9407	Commonwealth Resources, L.L.C.
Free Coinage Lode Mining Claim, ms#9904	Commonwealth Resources, L.L.C.
Parquet Lode Mining Claim, ms#5452	Commonwealth Resources, L.L.C.
Red Cloud Lode Mining Claim, ms#5451	Commonwealth Resources, L.L.C.
White Cloud Lode Mining Claim, ms#5631	Commonwealth Resources, L.L.C.
Armistead Lode Mining Claim, ms#5633	Commonwealth Resources, L.L.C.
Berlene Lode Mining Claim, ms#5454	Commonwealth Resources, L.L.C.
Crescent Lode Mining Claim, ms#4510	Commonwealth Resources, L.L.C.
Grotto Lode Mining Claim, ms#5664	Commonwealth Resources, L.L.C.
Contact Lode Mining Claim, ms#5666	Commonwealth Resources, L.L.C.
Honolulu Lode Mining Claim, ms#5632	Commonwealth Resources, L.L.C.
North Star Lode Mining Claim, ms#9404	Commonwealth Resources, L.L.C.
Harold Lode Mining Claim, ms#5812	Commonwealth Resources, L.L.C.
Fourth of July Lode Mining Claim, ms#5453	Commonwealth Resources, L.L.C.
Free Coin Lode Mining Claim, ms#4652	River Terrace Estates, Inc

The unpatented mining claims below are federal unpatented mining claims that are administered by the Bureau of Land Management. Each of these unpatented claims are lode claims, unless otherwise noted to be placer claims.

Legal Claim Name & Mineral Survey #	Owner of Record	Mining Claim Location Date
Amex 11 Lode Mining Claim, mmc#116773	Commonwealth Resources, L.L.C.	11/23/1984
Willie Lode Mining Claim, mmc#210813	Commonwealth Resources, L.L.C.	12/08/2002
Cayuse #1 Placer Mining Claim, mmc#210811	Commonwealth Resources, L.L.C.	12/08/2002
Cayuse #2 Placer Mining Claim, mmc#211062	Commonwealth Resources, L.L.C.	9/30/2003
First Chance #1 Placer Mining Claim, mmc#210816	Commonwealth Resources, L.L.C.	1/09/2003
First Chance #2 Placer Mining Claim, mmc#211063	Commonwealth Resources, L.L.C.	1/09/2003
Amex 1, mmc#219402	Commonwealth Resources, L.L.C.	9/21/2007
Amex 2, mmc#219403	Commonwealth Resources, L.L.C.	9/24/2007
Amex 4, mmc#219404	Commonwealth Resources, L.L.C.	9/11/2007
Amex 5, mmc#219405	Commonwealth Resources, L.L.C.	9/10/2007
Amex 6, mmc#219406	Commonwealth Resources, L.L.C.	9/10/2007
Amex 7, mmc#219407	Commonwealth Resources, L.L.C.	9/10/2007
Amex 8, mmc#219408	Commonwealth Resources, L.L.C.	9/12/2007
Amex 9, mmc#219409	Commonwealth Resources, L.L.C.	9/12/2007
Amex 10, mmc#219410	Commonwealth Resources, L.L.C.	9/12/2007
GR 01, mmc#217480	Commonwealth Resources, L.L.C.	4/9/2007

NHC 02, mmc#217481	Commonwealth Resources, L.L.C.	4/4/2007
NHC 04, mmc#217482	Commonwealth Resources, L.L.C.	4/4/2007
NHC 06, mmc#217483	Commonwealth Resources, L.L.C.	4/4/2007
NHC 08, mmc#217484	Commonwealth Resources, L.L.C.	4/4/2007
NHC 010, mmc#217485	Commonwealth Resources, L.L.C.	4/4/2007
NHC 012, mmc#217486	Commonwealth Resources, L.L.C.	4/4/2007
NHC 014, mmc#217487	Commonwealth Resources, L.L.C.	4/4/2007
NHC 016, mmc#217488	Commonwealth Resources, L.L.C.	4/4/2007
NHC 018, mmc#217489	Commonwealth Resources, L.L.C.	4/4/2007
NHC 020, mmc#217490	Commonwealth Resources, L.L.C.	4/16/2007
NHC 022, mmc#217491	Commonwealth Resources, L.L.C.	4/16/2007
NHC 096, mmc#217492	Commonwealth Resources, L.L.C.	4/11/2007
NHC 097, mmc#217493	Commonwealth Resources, L.L.C.	4/11/2007
NHC 098, mmc#217494	Commonwealth Resources, L.L.C.	4/10/2007
NHC 099, mmc#217495	Commonwealth Resources, L.L.C.	4/10/2007
NHC 0100, mmc#217496	Commonwealth Resources, L.L.C.	4/10/2007
NHC 0101, mmc#217497	Commonwealth Resources, L.L.C.	4/10/2007
NHC 0102, mmc#217498	Commonwealth Resources, L.L.C.	4/10/2007
NHC 0103, mmc#217499	Commonwealth Resources, L.L.C.	4/10/2007
NHC 0104, mmc#217500	Commonwealth Resources, L.L.C.	4/10/2007
NHC 0105, mmc#217501	Commonwealth Resources, L.L.C.	4/11/2007
NHC 0106, mmc#217502	Commonwealth Resources, L.L.C.	4/11/2007
NHC 0107, mmc#217503	Commonwealth Resources, L.L.C.	4/11/2007
NHC 0108, mmc#217504	Commonwealth Resources, L.L.C.	4/11/2007
NHC 0109, mmc#217505	Commonwealth Resources, L.L.C.	4/11/2007
NHC 0110, mmc#219477	Commonwealth Resources, L.L.C.	9/12/2007
NHC 0111, mmc#219478	Commonwealth Resources, L.L.C.	9/13/2007
NHC 0112, mmc#219479	Commonwealth Resources, L.L.C.	7/8/2009
GHC 05, mmc#219415	Commonwealth Resources, L.L.C.	10/9/2007
GHC 06, mmc#217839	Commonwealth Resources, L.L.C.	4/26/2007
GHC 07, mmc#217840	Commonwealth Resources, L.L.C.	4/26/2007
GHC 08, mmc#217841	Commonwealth Resources, L.L.C.	4/26/2007
GHC 09, mmc#219416	Commonwealth Resources, L.L.C.	10/9/2007
GHC 10, mmc#219417	Commonwealth Resources, L.L.C.	10/4/2007
GHC 11, mmc#219418	Commonwealth Resources, L.L.C.	10/4/2007
GHC 12, mmc#219419	Commonwealth Resources, L.L.C.	10/4/2007
GHC 034, mmc#217842	Commonwealth Resources, L.L.C.	4/26/2007
GHC 035, mmc#217843	Commonwealth Resources, L.L.C.	4/26/2007
GHC 036, mmc#217844	Commonwealth Resources, L.L.C.	4/26/2007
GHC 0199, mmc#217845	Commonwealth Resources, L.L.C.	4/26/2007
GHC 0200, mmc#217846	Commonwealth Resources, L.L.C.	4/26/2007
NHC 024, mmc#217847	Commonwealth Resources, L.L.C.	4/16/2007
NHC 026, mmc#217848	Commonwealth Resources, L.L.C.	4/16/2007
NHC 028, mmc#217849	Commonwealth Resources, L.L.C.	4/16/2007
NHC 030, mmc#217850	Commonwealth Resources, L.L.C.	4/16/2007
GR 03, mmc#219413	Commonwealth Resources, L.L.C.	10/3/2007
GR 04, mmc#219414	Commonwealth Resources, L.L.C.	10/9/2007
GHC 01, mmc#219411	Commonwealth Resources, L.L.C.	10/4/2007
GHC 02, mmc#219412	Commonwealth Resources, L.L.C.	10/3/2007
GHC 014, mmc#219420	Commonwealth Resources, L.L.C.	9/22/2007
GHC 015, mmc#219421	Commonwealth Resources, L.L.C.	9/22/2007
GHC 016, mmc#219422	Commonwealth Resources, L.L.C.	9/22/2007
GHC 017, mmc#219423	Commonwealth Resources, L.L.C.	9/22/2007

GHC 018, mmc#219424	Commonwealth Resources, L.L.C.	9/22/2007
GHC 019, mmc#219425	Commonwealth Resources, L.L.C.	9/22/2007
GHC 020, mmc#219426	Commonwealth Resources, L.L.C.	9/22/2007
GHC 026, mmc#219427	Commonwealth Resources, L.L.C.	9/22/2007
GHC 027, mmc#219428	Commonwealth Resources, L.L.C.	9/22/2007
GHC 028, mmc#219429	Commonwealth Resources, L.L.C.	9/22/2007
GHC 029, mmc#219430	Commonwealth Resources, L.L.C.	9/22/2007
GHC 030, mmc#219431	Commonwealth Resources, L.L.C.	9/22/2007
GHC 031, mmc#219432	Commonwealth Resources, L.L.C.	9/22/2007
GHC 044, mmc#219433	Commonwealth Resources, L.L.C.	10/1/2007
GHC 045, mmc#219434	Commonwealth Resources, L.L.C.	10/1/2007
GHC 046, mmc#219435	Commonwealth Resources, L.L.C.	9/22/2007
GHC 047, mmc#219436	Commonwealth Resources, L.L.C.	9/26/2007
GHC 048, mmc#219437	Commonwealth Resources, L.L.C.	9/19/2007
GHC 050, mmc#219438	Commonwealth Resources, L.L.C.	9/19/2007
GHC 051, mmc#219439	Commonwealth Resources, L.L.C.	9/24/2007
GHC 052, mmc#219440	Commonwealth Resources, L.L.C.	9/19/2007
GHC 053, mmc#219441	Commonwealth Resources, L.L.C.	10/31/2007
GHC 201, mmc#219442	Commonwealth Resources, L.L.C.	10/31/2007
GHC 202, mmc#219443	Commonwealth Resources, L.L.C.	11/19/2007
GHC 203, mmc#219444	Commonwealth Resources, L.L.C.	11/7/2007
GHC 204, mmc#219445	Commonwealth Resources, L.L.C.	11/7/2007
GHC 205, mmc#219446	Commonwealth Resources, L.L.C.	11/13/2007
GHC 206, mmc#219447	Commonwealth Resources, L.L.C.	10/11/2007
GHC 207, mmc#219448	Commonwealth Resources, L.L.C.	10/11/2007
GHC 208, mmc#219449	Commonwealth Resources, L.L.C.	10/11/2007
GHC 209, mmc#219450	Commonwealth Resources, L.L.C.	10/10/2007
GHC 210, mmc#219451	Commonwealth Resources, L.L.C.	11/10/2007
GHC 211, mmc#219452	Commonwealth Resources, L.L.C.	11/10/2007
GHC 212, mmc#219453	Commonwealth Resources, L.L.C.	10/10/2007
GHC 213, mmc#219454	Commonwealth Resources, L.L.C.	10/10/2007
GHC 214, mmc#219455	Commonwealth Resources, L.L.C.	10/10/2007
GHC 215, mmc#219456	Commonwealth Resources, L.L.C.	10/11/2007
GHC 216, mmc#219457	Commonwealth Resources, L.L.C.	11/13/2007
GHC 217, mmc#219458	Commonwealth Resources, L.L.C.	11/18/2007
GHC 218, mmc#219459	Commonwealth Resources, L.L.C.	11/18/2007
GHC 219, mmc#219460	Commonwealth Resources, L.L.C.	11/18/2007
GHC 220, mmc#219461	Commonwealth Resources, L.L.C.	11/18/2007
GHC 236, mmc#219462	Commonwealth Resources, L.L.C.	9/22/2007
GHC 246, mmc#219463	Commonwealth Resources, L.L.C.	11/15/2007
GHC 247, mmc#219464	Commonwealth Resources, L.L.C.	11/15/2007
GHC 248, mmc#219465	Commonwealth Resources, L.L.C.	11/15/2007
GHC 249, mmc#219466	Commonwealth Resources, L.L.C.	10/2/2007
GHC 250, mmc#219467	Commonwealth Resources, L.L.C.	10/2/2007
GHC 251, mmc#219468	Commonwealth Resources, L.L.C.	10/2/2007
GHC 300, mmc#219469	Commonwealth Resources, L.L.C.	11/12/2007
GHC 301, mmc#219470	Commonwealth Resources, L.L.C.	11/12/2007
GHC 302, mmc#219471	Commonwealth Resources, L.L.C.	11/13/2007
GHC 303, mmc#219472	Commonwealth Resources, L.L.C.	11/14/2007
GHC 304, mmc#219473	Commonwealth Resources, L.L.C.	11/12/2007
GHC 305, mmc#219474	Commonwealth Resources, L.L.C.	11/13/2007
GR 3, mmc#219475	Commonwealth Resources, L.L.C.	10/2/2007
GR 4, mmc#219476	Commonwealth Resources, L.L.C.	10/2/2007

The expiration date for all the unpatented mining claims listed above is August 31, 2010, unless the conditions for continuation of the claims has been accomplished by that date. The total area of Commonwealth Resources, L.L.C.'s patented and unpatented mining claims, which are optioned by Grant Hartford Corporation, is 2,000 acres, or about 3.1 square miles. This area excludes all patented claims owned by third parties and any Bureau of Land Management areas that are not encompassed by Commonwealth Resources, L.L.C.'s active mining claims.

PROJECT EXTENTS EXHIBIT

GRANT HARTFORD CORP. - MINING PROJECT

GARNET AREA, GRANITE COUNTY, MONTANA

FEBRUARY 12, 2009

SHEET 3 OF 3

MINING OPERATIONS

The Company's mining property is located in Granite County near the ghost town of Garnet, Montana. The property is accessible by four wheel drive vehicle via HWY 200, which runs north of the property in an east and west direction until the junction with Garnet Range Road, which runs directly into the property in a north and south direction. The property is also accessible via I-90, which runs south of the property in an east and west direction and junctions with Bear Gulch Road, which runs directly into the heart of the property in a north and south direction, eventually merging with the previously mentioned Garnet Range Road.

IDAHO
MONTANA
CANADA
WYOMING
NORTH DAKOTA
HWY 93
I-90
HWY 200
I-15
PROJECT AREA
I-94
HWY 200S
LEGEND

PROJECT LOCATION INDEX EXHIBIT
GRANT HARTFORD CORP. - MINING PROJECT
GARNET AREA, GRANITE COUNTY, MONTANA

WGM GROUP

FEBRUARY 12, 2009

SHEET 1 OF 3

Item 3.     Legal Proceedings.

We are currently not a party to any pending litigation, government investigation, or any other legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of shareholders during the fourth quarter ended December 31, 2009.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Grant Hartford Corporation's no par value common stock ("Common Stock") is not publically traded, nor is it listed on any nation exchange.

Dividend Policy

We have never paid dividends on our common stock and our present policy is to retain anticipated future earnings for use in our business.

Issuance of Unregistered Shares of Common Stock

2007 Exempt Offering

On March 23, 2007, we completed our first exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company issued 280,000 shares of the Company's no par value common stock to two (2) accredited investors at a purchase price of $0.125 per share, for an aggregate price of $35,000.

2007 Exempt Offering

On October 31, 2007, we completed a second exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company issued 793,900 shares of the Company's no par value common stock to 45 accredited investors at a purchase price of $0.50 per share, for an aggregate price of $396,950.

2008 Exempt Offering

On May 31, 2008, we completed a third exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company issued 236,295 shares of the Company's no par value common stock to 11 accredited investors at a purchase price of $0.80 per share, for an aggregate price of $189,036.

2008 Convertible Note Offering

Between July 22, 2008 and November 6, 2008, the Company entered into eight (8) Non-Transferable Convertible Notes (the "Notes") in the aggregate sum of $271,500. The Notes were entered into pursuant to exempt transactions.

The material terms of the Non-Transferable Convertible Notes (the "Notes") are as follows: The Notes are for a term of two (2) years, wherein interest is due semi-annually at a varying interest rate depending upon the Note, between 12% and 14%. The Lender may choose to convert to common stock at any time, however, if conversion is made prior to six (6) months from the date of signing, the conversion price will include interest for a six (6) month period. At conversion, all or any portion of the unpaid balance and accrued interest may be converted into common stock at a conversion price equal to the closing market price of the common stock. If conversion takes place on the date GHC is first listed on the Over The Counter Bulletin Board ("OTCBB"), Lender may convert at a conversion price of 95% of the initial share price quoted on the day of conversion. Upon conversion Lender shall receive additional shares of GHC common stock, over and above the converted amount, in the form of an Incentive Bonus equal to the principal amount of the Note, multiplied by 2.5% and divided by the share price at conversion. GHC will offer to include any common stock held by Lender upon conversion, in any subsequent registration statement pursuant to the Securities Act. GHC will give a thirty day notice of intention to file said registration statement to Lender and Lender has 10 days to accept such registration, once GHC gives notice. Default on the Note by GHC may occur if one or more of the following events take place: nonpayment, GHC filing bankruptcy, and the appointment of receiver, custodian, trustee or assignee to take possession of the property. GHC has fifteen (15) days to cure the default, which would include the payment of a late fee of 15% the semi-annual interest payment and any costs and legal fees associated with the default to Lender. The net proceeds to GHC on each Note is the principal sum of the Note. The aggregate net proceeds to date on the eight (8) Notes is $271,500. Leo Sauve holds two of the eight Notes, totaling $26,000.00, and is the father of Eric Sauve, our President and CEO.

2009 Promissory Notes

Between January 1, 2009 and December 31, 2009 the Company entered into one hundred six (106) Promissory Notes (the "Promissory Notes") in the aggregate sum of $3,369,187.73. The Promissory Notes were entered into pursuant to corporate debt transactions. These transactions were entered into in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated there under.

The material terms of the Promissory Notes are as follows: The Promissory Notes are for a term of one (1) year, whereby interest is due at the end of the term at a rate of 12.5%. Default on the Promissory Notes by GHC may occur if the principal and interest is not paid on the due date. If said sum is not paid when due, the indebtedness shall bear interest at the rate of 15% per annum from the date of default, or declaration of default, whichever shall first occur. The Note Holder shall be entitled to collect all reasonable costs and expenses of collection and/or suit, including, but not limited to, reasonable attorney's fees.

Subsequent Events

Subsequent to December 31, 2009, the Company amended the convertible notes to allow note holders to convert their notes for 95% of the 2010 private placement offering price (Note13) rather than 95% of the listed price on the Over The Counter Bulletin Board. As of the March 19, 2010 issue date of these financial statements, $17,744 worth of convertible notes and accrued interest have been converted into 16,857 shares of the Company's no par value common stock.

In addition to the December 31, 2009 subsequent event, the Company offered and has successfully satisfied $2,066,364 worth of short term notes and accrued interest by issuing 2,066,364 shares of common stock at the private placement offering price (Note 13 of the Accounting Notes) in payment of that debt.

Item 6.     Selected Financial Data.

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to provide the information required by this Item pursuant to Item 301(c) of Regulation S-K.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-K and the documents incorporated in it by reference contain forward-looking statements that involve known and unknown risks and uncertainties. Examples of forward-looking statements include: projections of capital expenditures, competitive pressures, revenues, growth prospects, product development, financial resources and other financial matters. You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or the negative of such terms, or other comparable terminology.

Our ability to predict the results of our operations or the effects of various events on our operating results is inherently uncertain. Therefore, we caution you to consider carefully the matters described under the caption "Risk Factors" and certain other matters discussed in this Form 10-K, the documents incorporated by reference in this Form 10-K, and other publicly available sources. These factors and many other factors beyond the control of our management could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by the forward-looking statements.

Executive Summary

Our Company is a mineral exploration, development and production company; that is currently in the exploration stage of historically designated mineralized material on the Garnet Mineral Property, located in Missoula, Montana. We have acquired an exclusive option to purchase the mineral rights to 23 patented mineral claims and 122 unpatented mineral claims located within the

Garnet Mining District of Granite County, Montana from Commonwealth Resources, L.L.C. Commonwealth Resources, L.L.C., is owned by Aaron Charlton, Rodney K. Haynes, Kim L. Charlton and Eric Sauve. Mr. Eric Sauve is our president, CEO, CFO, and Director. Mr. Aaron Charlton is our Senior Consultant. Messrs. Charlton and Sauve are two of the Company's five full time employees. Aaron Charlton and Eric Sauve are related parties to our Company, Grant Hartford Corporation. The owner of record of 122 unpatented claims is Commonwealth Resources, L.L.C.

We intend to exercise the option and purchase the mineral rights subject to completion of a full feasibility study and our ability to adequately capitalize the Company. We are currently in the process of exploring four of the patented mineral claims and continuing the exploration and evaluation of the remaining patented and unpatented claims.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.

Off Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

(a)     Plan of Operation.

Our independent auditor has noted that there is substantial doubt about our ability to continue as a going concern at December 31, 2009. In light of our lack of revenues, and operating capital, our ability to continue as a going concern is dependent upon future events, such as the successful exploration and the future development and production of the mineral property, our ability to engage the services of highly qualified consultants who have expertise in the industry and our ability to secure additional sources of financing. See Risk Factor 3, "Auditor has raised substantial doubt about our ability to continue as a going concern."

Our plan of operation is to conduct exploration activities on the Nancy Hanks Lode Mining Claim, ms#5365, the Dewey and Midnight Lode Mining Claims, ms#9833, the International Lode Mining Claim, ms#3612 and the Tiger Lode Mining Claim, ms#5361 to continue to establish continuity between drill holes of mineralized material found on those claims; to continue exploring the remaining patented and unpatented mining claims in order to designate additional mineralized material; and to proceed with the preparation of a prefeasibility or scoping study. Our 2008 exploration program was designed to quantify, by definition drilling, targets identified by previous exploration programs which were conducted by Pegasus Gold Corporation, Trans-Global Resources, N.L., Garnet Mining Corporation, Western Energy Corporation, American Mining Corporation and Anaconda Corporation. Our geological data base contains geological, geochemical, and geophysical reports, maps, and drill logs prepared from work performed by the previously referenced companies. We currently hold a Small Miners Exclusion Statement (#46-032) issued by the State of Montana which allows us to mine an unlimited amount within a 5 acre area of surface disturbance. We also hold an Exploration License (#00545), which has been issued by the State of Montana.

We have completed the 2009 drilling season and J. Robert Flesher, our Vice President of Mining and Geology, has prepared the "Geology and Exploration Report for 2009," which details the results from the 2009 drilling season. The 2009 exploration drill program targeted the completion of 150 reverse circulation drill holes to further define underground and pit gold resources on the Nancy Hanks/Dewey deposits. 111 reverse circulation drill holes totaling 37,763 feet were completed during this period. Of these, 62 holes totaling 21,840 feet were drilled in the greater Nancy Hanks Pit area. Total drill footage for 2009 is nearly 3 times the footage drilled by GHC in 2008. In addition to the Nancy Hanks Pit area, the program included exploration of the Willie Vein System and began definition of the Tostman and Tiger deposits in the greater project area. This drilling in addition to our 2008 drill results and previous drill programs are being used to create both pit and underground mineralized material resource models using Vulcan 3-D modeling software.

Mr. Flesher has also prepared the "2010 Grant Hartford Exploration Plan," which sets forth the drilling plan for the 2010 season. During the 2010 drilling season, we plan to add further definition to the identified mineralized material zones, by core drilling an additional 2,000 - 4,000 feet, in order to begin to establish a proven/probable reserve estimate for our pre-feasibility study. This will mainly take place on the Nancy Hanks, Willie and Tostman mineral claims, as well as other areas on our Garnet Mineral Property. We will continue to incorporate the available historic mining data on the Garnet Mineral Property into our Vulcan Sub-Surface 3D Mine Modeling Program. We have plans to establish an on-site fire assay laboratory for more efficient field assessment and a mapping program is scheduled to begin on our Garnet Mineral Property in 2010. The mapping program is anticipated to consist of geological field work at various localities on the Garnet Mineral Property, which will be used to add clarity to the structural configuration of our mineralized material systems, and further define and establish our future proven/probable reserve estimate. We began mill and mine engineering in May, 2009 and largely completed this engineering work in December, 2009. We intend to use this data to complete a pre-feasibility study. Pending the outcome of mine engineering, mill engineering and the pre-feasibility study, we anticipate beginning mining operations and construction of an onsite mill for processing mined ore in the second quarter of 2010, subject to further financing.

The Company incurred expenses of $3,381,118 for the fiscal year ending December 31, 2009. The monthly average expenditure for both capital and expense items in 2009 was $281,759.83.

EXPENSES	Year Ended December 31, 2009	Year Ended December 31, 2008
Financial conference fees	$0	$14,500
Management fees	$644,927	$269,500
General and administrative	$507,929	$134,490
Professional fees	$270,871	$96,748
Geological and property expenses	$1,700,570	$385,106
Interest expense	$192,322	$9,467
Surface access lease payments	$64,499	$61,255
Total	$3,381,118	$971,066

The Company anticipates incurring expenses of $3,337,000 for the fiscal year ending December 31, 2010. The monthly average expenditure for both capital and expense items in 2010 is estimated to be $278,083.33.

EXPENSES (ESTIMATED)	Twelve Months Ended December 31, 2009 (Audited)	Fiscal Year Ended December 31, 2010 (ESTIMATED)
Financial conference fees	$0	$30,000
Management fees	$644,927	$696,000
General and administrative	$507,929	$400,000
Professional fees	$270,871	$300,000
Geological and property expenses	$1,700,570	$1,831,000
Interest expense	$192,322	$20,000
Surface access lease payments	$64,499	$60,000
Total	$3,381,118	$3,337,000

The Company anticipates geological and property expenditures to increase in 2010 as the 2010 drilling and exploration program begins in the second quarter and as we continue mill engineering, mine engineering and complete our pre-feasibility study. We anticipate our operating expenses will remain steady in the fiscal year ending December 31, 2010 at approximately $3,337,000. The Company anticipates hiring a full time CFO, a consulting geologist, a Vulcan program operator, and two part time administrative assistants during the fiscal year ending December 31, 2010.

(b)     Management Discussion and Analysis of Financial Condition.

Fiscal Year ended December 31, 2009.

Revenues

As of the fiscal year ended December 31, 2009, we did not generate any revenues as compared to generating no revenues for the fiscal year ended December 31, 2008. For the fiscal year ending December 31, 2010, management plans to satisfy our cash requirements and working capital needs through private placements of debt or equity offerings, and/ or through the identification and entering into arrangements with strategic partners, in order to proceed with the necessary exploration and development of the Property.

Operating Loss

As of the twelve month period ended December 31, 2009, we incurred a net loss of ($3,381,118), as compared to a net loss of ($971,066) for the twelve month period ended December 31, 2008, representing an approximate 351% increase in net losses. This net operating loss was primarily due to an increase in expenses and fees, resulting in financial conference fees of $0, management fees of $644,927, which include Aaron Charlton's and Eric Sauve's salaries increasing from $15,000 per month to $15,900 per month on June 30, 2009, and an aggregate monthly salary of $14,000 for the remaining Officers of the Company, general and administrative costs of $507,929, professional fees of $270,871, geological and property expenses of $1,700,570, interest expenses of $192,322 and surface access lease payments of $64,499. We anticipate our operating expenses will increase in 2010 to $3,337,000. The increase will be attributable to fulfilling the terms of employment agreements with the Company's President, Eric Sauve, the Company's Senior Consultant, Aaron Charlton in which their salaries increase by six percent (6%), from $15,900 to $16,854 on June 30, 2010 and both parties received a six percent (6%) raise on June 30, 2009, and the additional contracts for the Company's Vice President of Corporate Finance, B.J. Ambrose, the Company's Vice President of Marketing, Tim Mathews, the potential addition of a full time CFO, a consulting geologist, a Vulcan program operator, and two part time administrative assistants, the acceleration of geological and development work and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934, as amended.

As at December 31, 2009, we had total liabilities of $5,126,978 as compared to total liabilities of $923,338 at December 31, 2008, representing an approximate 455% increase in liabilities. This increase was primarily due to an increase in accounts payable and accrued expenses, due to related parties, , short-term notes, convertible notes payable, and capital lease payables. Liabilities as at December 31, 2009 were a result of accounts payable and accrued expenses of $1,149,444, due to related parties of $299,949, of which $95,400 is owed to Eric Sauve and $96,900 is owed to Aaron

Charlton for accrued salaries, capital lease payable of $26,279, short term notes of $3,369,188, and convertible notes of $271,500.

We have an accumulated deficit as of December 31, 2009, of ($4,600,041) as compared to ($1,218,923) for the period ended December 31, 2008. Additionally, as at December 31, 2009, we had total stockholders' equity of ($1,600,420) as compared to $1,780,698 for the period ended December 31, 2008.

Income Taxes

As at December 31, 2009, we paid $50 in income taxes.

Liquidity and Financial Resources

We had negative working capital of ($4,663,054) at December 31, 2009, compared to negative working capital of ($430,154) at December 31, 2008. For the twelve month period ended December 31, 2009, net cash used in operating activities was ($2,693,190), as compared to the twelve month period ended December 31, 2008 of ($541,779). For the twelve month period ended December 31, 2009, net cash used in investing activities was ($585,843), as compared to ($12,945) of net cash used in investing activities in the twelve month period ended December 31, 2008. For the twelve month period ended December 31, 2009, financing activities provided $3,341,185 as a result of the Company entering into short term notes as compared to the twelve month period ended December 30, 2008, financing activities provided $465,386 as a result of the issuance of our common stock, short term notes and convertible notes. Net cash increased to $62,152 for the twelve month period ended December 31, 2009 as compared to a decrease by ($89,338) for the twelve month period ended December 31, 2008. At year end, December 31, 2009, we had cash of $63,687.

From the date of the incorporation of March 15, 2007 through December 31, 2009, we have raised an aggregate of $610,986 in cash through the issuance of 1,293,570 common shares, $3,379,438 in cash through the issuance of short term notes, and $271,500 in the issuance of convertible notes.

The Company, through its Officers' and Consultants' relationships with friends, family members and close business associates, intends to correct any deficiency in working capital through the sale of its common equity to investors and/ or through the identification and potentially entering into arrangements with strategic partners in order to fund its development in 2010. The Company believes it has identified sufficient funding for its growth from these sources.

Recent Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 7A.     Quantitative and Qualitative disclosure About Market Risk.

Not Applicable. We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.     Financial Statements and Supplementary Data.

Our Financial Statements as required by Form 10-K are attached following Part III of this report commencing on F-1.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have not had any disagreements with our accountants on accounting and financial disclosures.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

On October 2, 2009, the Company received notice that its current auditors, Rotenberg & Co., LLP, had resigned in connection with their merger with EFP Group. The Company has engaged the new firm resulting from the merger, EFP Rotenberg, LLP, to continue as the Company's independent registered public accounting firm. All of the partners and employees of Rotenberg & Co., LLP and EFP Group have joined the new firm, EFP Rotenberg, LLP.

On November 9, 2009, the Board of the Company approved the engagement of EFP Rotenberg, LLP of Rochester, New York, to be the Company's independent registered public accountant effective October 1, 2009. We engaged EFP Rotenberg, LLP as our new independent accountant concurrent with the merger of EFP Group and Rotenberg & Co., LLP. Prior to such engagement, during the two most recent fiscal years, the Company has not consulted the newly engaged independent registered public accountant for any matter.

Item 9A(T).     Controls and Procedures.

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated framework. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and the breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system's design will succeed in achieving its stated goals under all potential future conditions.

Item 9B.     Other Information.

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Management

The Company's management and key employees are the following:

Name	Age	Position with Company
Eric Sauve David Gilmer Charles Yesson J. Robert Flesher BJ Ambrose Tim Matthews Dr. James W. Sears	43 35 76 49 36 55 61

President, CEO,CFO, Director

Secretary & Treasurer, Director

Independent Director

Vice President of Mining and Geology

Vice President of Corporate Finance

Vice President of Marketing

Independent Director

Profiles of our officers and directors are set forth below:

Eric Sauve, President, Chief Financial Officer, Chief Executive Officer, Director

Eric Sauve began his term as President, CEO, CFO and a Director of Grant Hartford Corporation on March 21, 2007, and formally entered into an Employment Agreement on June 1, 2007. As President, CEO, CFO, and Director, Mr. Sauve, oversees the day-to-day management of our Company and the strategic evolution of its definition drill program. He has experience in corporate finance, structure, and management in both private and public companies. From May 31, 2007 through June 1, 2006 Eric Sauve was the CFO for Electra Gold Ltd., a publicly trading, operating mining company in North Vancouver, B.C. From February 1, 2005 through May 31, 2006, he was the President and CFO of Nexus Minerals Ltd., a gold mining and exploration company in North Vancouver, B.C. From November 9, 2004 through January 31, 2005, Eric Sauve was an Investment Advisor with Chartwell Financial Inc in Surrey, B.C. From May 9, 2003 through November 5, 2004, Eric Sauve was an Investment Advisor for Foresters Securities, Inc., in Burnaby, B.C. For the 12 years prior to his position with Nexus, Mr. Sauve was a licensed stock broker where he worked extensively in the securities markets and was a licensed insurance agent in British Columbia. Mr. Sauve earned a BA degree from the University of British Columbia in 1994. Mr. Sauve received the nomination to serve on the Board of Directors because he provides that Board with a variety of unique experiences. It is through Mr. Sauve's; experience as a stock analyst, primarily in the area of resource properties, including gold properties; development of his management and financial experience as it relates to public and private corporations; and his past participation in capital formation for public and private companies, that he was determined to be a well qualified Director of our Company.

David Gilmer, Director, Secretary and Treasurer

Mr. David Gilmer has been a Director of Grant Hartford Corporation since October 24, 2007 and has served as Secretary of Grant Hartford Corporation since December 7, 2008. Mr. Gilmer has worked for Junkermier, Clark, Campanella, Stevens, P.C. (JCCS), a public accounting firm in Missoula, Montana for over ten years. Mr. Gilmer works primarily in the field of income tax for individuals, partnerships, L.L.C.s and S-Corporations. Mr. Gilmer also has experience in audit, review, and compilation engagements of financial statements for various entities. He is currently on the firm's tax committee.

Mr. Gilmer has been on the board of the Montana Radio Reading Service for approximately seven years, has been its President for the last five years and is a member of its personnel committee. Mr. Gilmer also joined the board of St. Patrick Hospital & Health Foundation in December 2006 and is a member of its finance committee. Mr. David Gilmer received his Bachelors of Science degree in Accountancy at Northern Arizona University in Flagstaff, AZ. Mr. Gilmer received the nomination to serve on the Board of Directors because he provides that Board with a variety of unique experiences. It is through Mr. Gilmer's extensive background as an accountant and CPA, his relationship as an employee of our internal accounting firm, and his status as a Montana resident, the State in which our Garnet Mineral Property is located, which lead the Company to determine he was a well qualified member of our Board of Directors.

J. Robert Flesher, Vice President of Mining and Geology

Mr. J. Robert Flesher became Vice President of Mining and Geology and an Officer of the Company on December 10, 2007. Mr. Flesher has held this part time position through December 1, 2008. Mr. Flesher became a full time employee of GHC on December 1, 2008. From October, 2006 through December, 2008, Mr. Flesher was an Engineer at Montana Tunnels Mining, Inc. ("MTMI"), an operating gold, lead and zinc mine approximately 70 miles from the Company's property. From January, 2005 through October, 2006, Mr. Flesher was an Assay Technician for Golden Sunlight Mine, located in Whitehall, MT. From June, 2001 through October, 2006, Mr. Flesher was the owner and operator of Hobby Town USA, a retail store in Helena, MT. Mr. Flesher gained his experience in hydrological testing in various projects including the US Geological Survey. In 1986, Mr. Flesher began his career with Pegasus Gold Mining Corporation, gaining a wide variety of experiences including: mill operation, assay lab technician, ore control geologist, underground geological mapping and sampling, geologic modeling, stope designs, definition drilling, mine production, and GPS surveying. Mr. Flesher received a Bachelor of Science Degree in Geology, from Montana State University in 1983.

Charles Yesson, Director

Mr. Charles Yesson has been a Director of Grant Hartford Corporation since June 18, 2007. Mr. Yesson began his current position as a Registered Principal and Insurance Agent for Grant Bettigen Securities Inc. in Newport Beach, CA in December 2008. From June, 2006 through November, 2008, Mr. Yesson was Managing Director of Amateus Capital, Inc., a company located in Beverly Hills, CA. Prior to that, from January through June, 2006, Mr. Yesson was a Self Employed Consultant. From January, 2004 through January, 2006, Mr. Yesson was a Registered Principal with J. Alexander Securities, Inc., Los Angeles, CA. and an Independent Insurance Agent and Business Consultant.

Mr. Yesson has over 35 years experience in the financial services industry. He has 25 years experience in managing public corporations and 10 years as a consultant to emerging companies and as an interim manager of several of emerging companies.

Mr. Yesson has worked extensively in areas of reorganization, corporate development and growth and capitalization in both the public and private sectors. Mr. Yesson is a former U. S. Naval Officer and Air Force Reserve Officer.

Mr. Yesson received a Bachelor of Science in Education from Pennsylvania State College at Bloomsburg in August, 1954 and a Masters of Arts from New York University in October, 1961. He has a Certification in Bank Marketing from Northwestern University, Certification in International Finance from NSU in Canberra, Australia. Mr. Yesson holds Series 7, 24, and 66 Securities Licenses, California Insurance and Real Estate Licenses, and is a Mediator for the Superior Court in Orange County California and the California State Insurance Department. Mr. Yesson received the nomination to serve on the Board of Directors because he provides that Board with a variety of unique experiences. It is through Mr. Yesson's extensive experience in the areas of reorganization, corporate development and growth and capitalization in both the public and private sectors, as well as his status as a licensed securities broker and his familiarity with the requirements of the Securities and Exchange Commission, which lead the Company to determine he was a well qualified member of our Board of Directors.

BJ Ambrose, Vice President of Corporate Finance

Mr. BJ Ambrose has been Vice President of Corporate Finance since March 1, 2009. Since August, 1999 through the present, Mr. Ambrose owns and operates Ambrose Carpet Cleaning and Flooring. Mr. Ambrose worked as a registered broker for Merrill Lynch from 1995 to 2000 and held a series 7 brokers license and a Colorado State series 63 license. Mr. Ambrose received a Bachelors of Science in Finance from Colorado State University in 1995.

Tim Matthews, Vice President of Marketing

Mr. Tim Matthews has been the Vice President of Marketing since April 15, 2009. Mr. Matthews's has held various sales, management and marketing positions with major consumer and business-to-business advertising agencies in Denver, Colorado and Phoenix Arizona. Mr. Matthews was employed by The Denver Post from 1998 to 2001. Mr. Matthews continued working for the Denver Newspaper Agency form 2001 to 2008 after the newspapers merged business operations and formed a Joint Operating Agreement in 2001. Most recently Mr.

Matthews was Director of Marketing and Sports Sponsorships for the Denver Newspaper Agency and had responsibility for an annual advertising budget that exceeded $10M. The Denver Newspaper Agency was responsible for publishing The Denver Post and the Rocky Mountain News. As Director of Sports Sponsorships, Mr. Matthews's duties included negotiating and administrating multiple year contracts with the Denver Broncos, Colorado Rockies, Colorado Avalanche and Denver Nuggets. In addition to contract negotiation, Mr. Matthews was responsible for managing the sports team's partnerships elements working in conjunction with the newspapers advertising departments to derive an additional revenue stream exceeding $8M annually.

Tim Matthews graduated from the University of Northern Colorado with a B.S., in Business Administration and an emphasis in Marketing. Mr. Matthews earned his Certificated Business Communicator credentials in 1984 and has held numerous board positions including the Metro Denver Sports Commission.

Dr. James W. Sears, Director

Dr. James W. Sears has been a Director of Grant Hartford Corporation since March 3, 2010. Dr. Sears has taught for nearly three decades in the Department of Geosciences at the University of Montana, where he holds the rank of Full Professor. Dr. Sears is a geologist specializing in structural geology, regional field geology, ore deposits and tectonics. He has worked throughout the Rocky Mountains of the US and Canada, as well as in the Appalachians, and in Russia, New Zealand, Australia, Great Britain, Ireland, Finland, and France. Dr. Sears has published some 250 professional works, including research papers in international geological journals, books, geological maps, geological field guides, websites, and abstracts. He has mapped and studied the geology and ore deposits of the Garnet Range for the last 28 years.

He received his PhD from the Department of Geology and Geophysics at Queen's University, Canada, earned his MS degree in geology from the University of Wyoming, and his BS in Geology from Northern Arizona University. Dr. Sears was elected a Fellow of the Geological Society of America and received the Distinguished Scholar Award from the University of Montana. Dr. Sears received the nomination to serve on the Board of Directors because he provides that Board with a variety of unique experiences. It is through Dr. Sears' in depth knowledge, resulting from twenty-eight years of study during his tenure as a Professor of Geology at the University of Montana, and his experience as a consultant for other mining companies during their exploration and development of the Greater Garnet Area, of which our Garnet Mineral Property is a part, which lead the Company to determine he was a well qualified member of our Board of Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders, or until their successors are elected, or until removed from office pursuant to our Company's Bylaws. Our Officers are appointed by its Board of Directors and hold office until removed by the Board of Directors.

Our Significant Employees/Consultants

Eric Sauve is the Company's President, CEO, CFO and a member of the Board.

J. Robert Flesher is the Company's Vice President of Geology and Mining and an Officer of the Company.

BJ Ambrose is the Company's Vice President of Corporate Finance and an Officer of the Company.

Tim Matthews is the Company's Vice President of Marketing and an Officer of the Company.

Aaron Charlton, Senior Consultant.

Mr. Aaron Charlton informally began his service for Grant Hartford Corporation, as Senior Consultant, in May, 2007 and subsequently entered into a formal Employment Agreement for that position on June 1, 2007. Mr. Charlton's position as Senior Consultant has been expanded to include his assistance in contract negotiation between Grant Hartford and the Company's various consultants which are required to complete the continuing definition drill program and his management expertise in managing the definition drill program and any subsequent mill production. From June, 2006 to the present, Mr. Charlton served as the Managing Member for Garnet Range Resources L.L.C., a company that provides service and support for mining projects. From January, 2004 through June, 2006 Mr. Charlton was a 45% membership interest holder of Medallion Investments, a precious metal fabrication and minting company in Missoula, Montana. From January, 2003 through January, 2004 Mr. Charlton acted as a consultant for Intrepid Technology (OTCBB trading symbol: IESV), located in Idaho Falls, Idaho. Mr. Charlton and his family have owned and operated mining, milling and geological research projects for over 40 years. The Charlton family's interest in the Garnet Mining District dates back to 1961. Mr. Charlton's association with the property includes negotiating contracts with Kennecott Mining, Pegasus Mining Corporation, Newmont Mining, Trans-Global Resources, N.L., and Western Energy for the exploration and development of its properties. Mr. Charlton has over 30 years experience in mining finance, mining, milling, refining, assays and associated research facilities. He has provided management to a number of underground, open pit and placer operations in operating mines located in California, Nevada, Idaho and Montana and was Chairman of the Board for Trans-Global Resources, N.L., a NASDAQ and ASX listed company, between 1991 and 1993. Mr. Charlton has a long-standing relationship with the University of Montana Geological Department, local government officials of Granite County, State officials including the Montana Department of Environmental Quality, the Montana Department of Economic Development, and the Federal Bureau of Land Management. Mr. Charlton attended John Allen Hancock College in California from 1974 through 1976 and attended classes with an emphasis in Theology and Psychology.

Item 11.     Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to, both the Company's President and to its Officers and Directors for all services rendered in all capacities to us from January 1, 2009 through December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary	Nonqualified Deferred CompensatonEarnings	All Other Compensation	Total
Eric Sauve, CEO, CFO, President and Director	2009	$90,000	$95,400	$0	$185,400
Robert J. Flesher, Vice President of Mining and Geology	2009	$60,000	$0	$0	$60,000
David Gilmer, Secretary/Treasurer and Director	2009	$0	$0	$5,000	$5,000
Charles Yesson, Director	2009	$0	$0	$7,000	$7,000
Aaron Charlton, Senior Consultant	2009	$90,000	$95,400	$0	$185,400
BJ Ambrose, Vice President of Corporate Finance	2009	$40,000	$0	$79,327	$119,327
Tim Matthews, Vice President of Marketing	2009	$44,750	$0	$5,250	$50,000

Note: On January 25, 2010, the Company entered into the Amended Employment Agreement with Tim Matthews, whereby the Company increased the number of common stock to be issued to Tim Matthews to a total of 100,000 shares of the Company's no par value common stock.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Total ($)
David Gilmer	$5,000	$5,000
Charles Yesson	$7,000	$7,000
The table below summarizes all compensation awarded to, earned by, or paid to, both the Company's President and to its Officers and Directors for all services rendered in all capacities to us from January 1, 2008 through December 31, 2008.

Summary Compensation Table 2008

Name and Principal Position	Year	Salary	Nonqualified Deferred CompensatonEarnings	All Other Compensation	Total
Eric Sauve, CEO, CFO, President and Director	2008	$62,500	$67,500	$0	$130,000
Robert J. Flesher, Vice President of Mining and Geology	2008	$6,000	$0	$14,407	$20,407
David Gilmer, Secretary/Treasurer and Director	2008	$5,500	$0	$0	$5,500
Charles Yesson, Director	2008	$7,500	$0	$0	$7,500
Aaron Charlton, Senior Consultant	2008	$62,500	$67,500	$0	$130,000

Director Compensation 2008

Name	Fees Earned or Paid in Cash ($)	Total ($)
David Gilmer	$5,500	$5,500
Charles Yesson	$7,500	$7,500

The table below summarizes all compensation awarded to, earned by, or paid to, both the Company's President and to its Officers and Directors for all services rendered in all capacities to us from inception on March 15, 2007 through December 31, 2007.

Summary Compensation Table 2007

Name and Principal Position	Year	Salary	Nonqualified Deferred CompensatonEarnings	All Other Compensation	Total
Eric Sauve, CEO, CFO, President and Director	2007	$40,000	$0	$1,000	$41,000
Robert J. Flesher, Vice President of Mining and Geology	2007	$500	$0	$10	$510
David Gilmer, Secretary/Treasurer and Director	2007	$0	$0	$25	$25
Charles Yesson, Director	2007	$2,500	$0	$100	$2,600
Aaron Charlton, Senior Consultant	2007	$41,000	$0	$0	$41,000

Director Compensation 2007

Name	Fees Earned or Paid in Cash ($)	Total ($)
David Gilmer	$0	$25
Charles Yesson	$2,500	$2,600

Material Terms of Employment Agreements

Eric Sauve - President, CEO, CFO, Director

The Company entered into the Employment Agreement with Eric Sauve ("Employee") on June 1, 2007. The material terms are as follows: The employment term is for a one year period, which automatically renews for successive one year periods until employment is terminated pursuant to the terms of the Employment Agreement. The Employee may be terminated for reasonable cause, for employee death, or in the event that illness or other circumstances disable the performance of the Employee's duties for more than 90 consecutive days. Termination due to illness requires the Company to deliver a notice of Intent to Terminate, which termination may be cured by Employee if Employee resume performance of his responsibilities with 30 days of receipt of intent to terminate. The laws of the state of Montana govern the Employment Agreement. The Employee's duties are to act as President and CEO with the responsibilities normally associated with those positions and any additional responsibilities assigned to Employee by the Board of Directors. The Employee is to be compensated in the following manner: Employee shall be reimbursed for all ordinary and necessary expenses incurred during the course of Employee's job performance. Employee is to be paid $5,000.00 per month, half due on the 15th of the month and the balance due in the final week of the month. This compensation is to increase on June 1, 2008 to $15,000 per month. Compensation is to further increase by six percent (6%) on June 1, 2009 and shall increase by the same percentage annually thereafter during the life of the Agreement. The Company is to provide Employee with a vehicle, with the vehicle's personal use being chargeable as added compensation to the Employee. When the Company is able, it is to provide group health insurance to the Employee and his family. The Company is to provide a $200,000 life insurance policy on the Employee, to be payable to Employee's spouse or estate. The Employee is entitled to participate in any stock option plan contemplated by the Company. Upon termination, other than for dishonesty to the Employer, the Employee is to be paid three (3) years of salary and retain the life insurance coverage for Employee and his family.

Aaron Charlton - Senior Consultant

The Company entered into the Employment Agreement with Aaron Charlton ("Employee") on June 1, 2007. The material terms are as follows: The employment term is for a one year period, which automatically renews for successive one year periods until employment is terminated pursuant to the terms of the Employment Agreement. The Employee may be terminated for reasonable cause, for employee death, or in the event that illness or other circumstances disable the performance of the Employee's duties for more than 90 consecutive days. Termination due to illness requires the Company to deliver a notice of Intent to Terminate, which termination may be cured by Employee if Employee resume performance of his responsibilities with 30 days of receipt of intent to terminate. The laws of the state of Montana govern the Employment Agreement. The Employee's duties are to act as a "Senior Consultant", and his duties shall consist of those responsibilities assigned to him from time to time by the Company's President; his position is considered a senior executive position. The Employee is to be compensated in the following manner: Employee shall be reimbursed for all ordinary and necessary expenses incurred during the course of Employee's job performance. Employee is to be paid $5,000.00 per month, half due on the 15th of the month and the balance due in the final week of the month. This compensation is to increase on June 1, 2008 to $15,000 per month. Compensation is to further increase by six percent (6%) on June 1, 2009 and shall increase by the same percentage annually thereafter during the life of the Agreement. The Company is to provide Employee with a vehicle, with the vehicle's personal use being chargeable as added compensation to the Employee. When the Company is able, it is to provide group health insurance to the Employee and his family. The Company is to provide a $200,000 life insurance policy on the Employee, to be payable to Employee's spouse or estate. The Employee is entitled to participate in any stock option plan contemplated by the Company. Upon termination, other than for dishonesty to the Employer, the Employee is to be paid three (3) years of salary and retain the life insurance coverage for Employee and his family.

BJ Ambrose - Vice President of Corporate Finance

The Company entered into an Employment Agreement with BJ Ambrose ("BJ") on March 1, 2009. The material terms are as follows: The Employment Agreement is for a one (1) year term. BJ must obtain prior written approval before taking actions on behalf of the Company. BJ is to be paid twelve equal monthly payments of four thousand dollars ($4,000.00), plus quarterly BJ is to receive 25,000 shares of the Company's no par value common stock for a total of 100,000 shares of the Company's no par value common stock. BJ will be eligible for any bonuses declared by the Board of Directors of the Company, in its discretion, during the Term of the Employment Agreement. BJ is to receive expenses in furtherance of his duties. BJ will devote his full time and efforts in the capacity of Vice President of Corporate Finance. Either party may terminate the Employment Agreement by written. Upon involuntary termination BJ will receive half a month salary after the completion of six (6) months of employment.

Tim Matthews - Vice President of Marketing

The Company entered into an Employment Agreement with Tim Matthews ("Mr. Matthews") on April 15, 2009 and an Amended Employment Agreement on July 15, 2009. The Employment Agreement will begin on May 1, 2009 and the Amended Employment Agreement will begin on July 15, 2009. The material terms of the Amended Employment Agreement are as follows: The Amended Employment Agreement is for a term of one (1) year. Mr. Matthews is to be paid twelve equal monthly payments of five thousand dollars ($5,000.00), plus Mr. Matthews is to receive 25,000 shares of the Company's no par value common stock. Mr. Matthews will be eligible for any bonuses declared by the Board of Directors of the Company, in its discretion, during the Term of the Employment Agreement. Mr. Matthews will devote his full time and efforts in the capacity as Vice President of Marketing. Either party may terminate the Employment Agreement by written notice. Upon involuntary termination Mr. Matthews will receive half a month salary after the completion of six (6) months of employment.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to be received by any of the Company's Officers, Directors, or employees at the Company's fiscal year-end, December 31, 2009.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2009, by (i) those persons or groups known to us who beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2009; and, (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC and by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Title of Class	Name and address of beneficial owner	# of Shares of Beneficially Owned Common Stock	Percentage of Beneficially Owned Common Stock (1)
Common Stock	Eric Sauve(2) 6844 Copper Cove Road West Vancouver, BC Canada V7W 2K5	3,118,945	13.9%
Common Stock	Charles Yesson 1221 West Coast Highway, Suite 124 Newport Beach, CA 92663	90,000	0.40%
Common Stock	Dave Gilmer 2620 Connery Way, P.O. Box 16237 Missoula, MT 59808	25,000	0.12%
Common Stock	J. Robert Flesher 25 Mission Mountain Road Clancy, Montana 59634	10,000	0.05%
Common Stock	BJ Ambrose 5596 E. Hinsdale Cir. Centennial, CO 80122	0	0.00%
Common Stock	Aaron Charlton(3) 25 A Street, Garnet Ghost Town Drummond, MT 59835	8,895,181	39.57%
Common Stock	Kim L. Charlton (4) 227 Middle Patent Road Bedford, NY 10506	1,755,830	7.81%
Common Stock	Rodney Haynes (5) 619 SW Higgins Suite O Missoula, MT 59803	4,549,576	20.24%
Common Stock	Dr. James W. Sears (6) 304 S. 2nd Street, W Missoula, MT 59801	13,334	0.06%

Common Stock	All Officers and Directors as a Group	12,152,460	54.00%
Common Stock	All Officers, Directors and 5% Shareholders as a Group	18,507,866	82.33%
Common Stock	Commonwealth Resources, LLC as a Group	15,759,532	70.11%
(1)

The percent of beneficially owned common stock is based on 21,450,195 shares of common stock issued and outstanding as of December 31, 2009 and the 1,030,195 shares of common stock issuable within 60 days through the exercise of warrants, for a total beneficially owned common stock of 22,480,390 shares of common stock.

(2)

Includes 1,815,330 beneficially owned shares of common stock that are held by Commonwealth Resources, LLC., 1,200,000 shares of common stock owned by Eric Sauve personally, and 200,000 shares of common stock, which Eric Sauve has a right to acquire within 60 days through the exercise of warrants.

(3)	Includes 9,423,066 beneficially owned shares of common stock that are held by Commonwealth Resources, LLC.
(4)	Includes 1,832,830 beneficially owned shares of common stock that are held by Commonwealth Resources, LLC.
(5)

Includes 3,582,076 beneficially owned shares of common stock that are held by Commonwealth Resources, LLC. and 1,160,000 beneficially owned shares of common stock that are held by Creative Finance PSP, which is a profit-sharing plan wholly-owned by Mr. Rodney Haynes.

(6)

Dr. Sears accepted the appointment to serve as a Director on the Company's Board of Directors on March 3, 2010. The Company subsequently released a press release announcing his appointment on March 5, 2010 and filed the required Form 8-K on March 8, 2010 regarding the Election of Directors.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, when that person has the right to acquire sufficient common stock through options or warrants within 60 days.

Item 13.     Certain relationships and related Transactions, and Director Independence.

During the fiscal year ended December 31, 2009, the Company entered into the 1.) Amended Mining Lease/Partial Assignment of Amended Mining Lease and Acknowledgment, 2.) Agreement with Garnet Range Resources, LLC and Grant Hartford Corporation, and 3.) Vehicle Lease Agreement with Garnet Range Resources, LLC. These three transactions include related parties to the Company and the material terms of the transactions can be found on page 12 of this Form 10-K.

Independent Directors

The Company's Board of Directors was comprised of four directors through the year ending December 31, 2009. Two Members of the Board of Directors are considered to be "Independent". The Independent Directors are Dr. James Walter Sears and Mr. Charles Yesson.

Item 14.     Principal Accounting Fees and Services.

Professional services provided were rendered by Rotenberg & Company, LLP from inception, March 15, 2007 through December 31, 2007 and year ending December 31, 2008. On October 2,

2009 we received notice that Rotenberg & Company, LLP. had merged with EFP Rotenberg, LLP. On November 9, 2009, our Board of Directors approved the engagement of EFP Rotenberg, LLP to be the Company's independent registered public accountant effective October 1, 2009.

Audit Fees

The aggregate fees billed by our independent auditors, Rotenberg & Company, LLP and EFP Rotenberg, LLP. for professional services rendered for the audit of our financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
Rotenberg & Company, LLP.	$19,278	$8,400	$0
EFP Rotenberg, LLP.	$4,753.75	$0	$0

Audit Related Fees

For the years ended December 31, 2009, 2008 and 2007, there were no fees billed for assurance and related services by Rotenberg & Company, LLP or EFP Rotenberg, LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the year ended December 31, 2009, 2008 and 2007, fees billed by Rotenberg & Company, LLP or EFP Rotenberg, LLP respectfully, for tax compliance, tax advice and tax planning were $0, $0 and $0 respectfully.

We do not use the auditor for financial information that is significant to the preparation of our financial statements. General information for our financial statements are provided internally or by other service providers.

Audit Committee Pre-Approved Policies and Procedures

Our Board of Directors serves as the Audit Committee for the Company. The Board of Directors, on an annual basis, reviews audit and non-audit services performed by our independent auditor.

All audits and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect on the performance of such services on the auditor's independence. The Board of Directors has considered the role of EFP Rotenberg, LLP in providing services to us for the fiscal year ended December 31, 2009.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Our Financial Statements are attached following the Signatures of this report commencing on F-1.

(c) The exhibits listed below are filed as part of or incorporated by reference in this report

Exhibit Number	Description
10.41	Tim Matthews Employment Agreement (Amended January 25, 2010)
31.1	Eric Sauve Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	David Gilmer Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GRANT HARTFORD CORPORATION
Registrant

By: /s/ Eric Sauve Eric Sauve President and Chief Executive Officer Date: April 7, 2010	By: /s/ David Gilmer David Gilmer Director and Secretary Date: April 7, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Eric Sauve Eric Sauve President and Chief Executive Officer Date: April 7, 2010

By: /s/ Charles Yesson Charles Yesson Director Date: April 7, 2010

By: /s/ David Gilmer David Gilmer Director and Secretary Date: April 7, 2010

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
FINANCIAL STATEMENTS
December 31, 2009

Index to Financial Statements:

PAGE #

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2009 and 2008	F-2

Statements of Operations for the Years ended December 31, 2009, and 2008, and Since Inception March 15, 2007 to December 31, 2009	F-3

Statements of Stockholders' Equity (Deficit)	F-4

Statements of Cash Flows for the Years ended December 31, 2009, and 2008, and Since Inception March 15, 2007 to December 31, 2007 to December 31, 2009	F-5 to F-6

Notes to Financial Statements	F-7 to F-14

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Grant Hartford Corporation
619 S.W. Higgins Ave, Ste. O
Missoula. Montana 59803

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying balance sheets of Grant Hartford Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from the date of inception (March 15, 2007) through December 31, 2009. Grant Hartford Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Hartford Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception (March 15, 2007) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 7, 2010

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
BALANCE SHEETS
AS AT DECEMBER 31, 2009 and 2008

	December 31, 2009	December 31, 2008

ASSETS

Current Assets
Cash	$ 63,687	$ 1,535
Prepaid option payment: mineral rights	294,606	0
Prepaid expenses & deposits	95,013	32,373
Total Current Assets	453,306	33,908
Non-current Assets
Buildings, improvements and equipment, net of accumulated depreciation of $13,061 and $354, respectively	215,335	2,211
Mineral rights	2,857,917	2,667,917
Total Non-current Assets	3,073,252	2,670,128
Total Assets	$ 3,526,558	$ 2,704,036

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$ 1,149,444	$ 240,700
Option payment: mineral rights	0	214,012
Short-term notes	3,369,188	9,350
Convertible notes payable	271,500	0
Due to related parties	299,949	0
Capital lease payable	26,279	0
Total Current Liabilities	5,116,360	464,062

Long-Term Liabilities
Due to related parties	0	187,776
Convertible notes payable	0	271,500
Capital lease payable	10,618	0
Total Long-Term Liabilities	10,618	459,276

Total Liabilities	5,126,978	923,338

Stockholders' Equity (Deficit)
Common Stock: No par value; 100,000,000 shares authorized, 21,450,195 issued and outstanding	2,999,621	2,999,621
Preferred Stock: $0.0001 par value per share; 50,000,000 shares authorized, zero issued and outstanding	0	0
Accumulated deficit - exploration stage	(4,600,041)	(1,218,923)
Total Stockholders' Equity (Deficit)	(1,600,420)	1,780,698

Total Liabilities and Stockholders' Equity (Deficit)	$ 3,526,558	$ 2,704,036

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
STATEMENTS OF OPERATIONS

+
	Years Ended December 31,		Since Inception March 15, 2007 to December 31,
	2009	2008	2009

Revenue	$ 0	$ 0	$ 0

Expenses
Financial conference fees	0	14,500	31,250
Management fees	644,927	269,500	1,002,202
General and administrative	507,929	134,490	711,698
Professional fees	270,871	96,748	378,483
Geological and mining expenses	1,700,570	385,106	2,115,347
Interest expense	192,322	9,467	202,684
Surface access lease payments	64,499	61,255	158,377

Net loss	$ (3,381,118)	$ (971,066)	$ (4,600,041)

Loss Per Share:
Basic and Diluted	$ (0.158)	$ (0.045)	$ (0.232)

Weighted Average Number of Shares Outstanding:

Basic and Diluted	21,450,195	21,391,444	19,839,857

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
DECEMBER 31, 2009 and 2008

	Common Stock Number of Shares Issued	Value	Accumulated Deficit-Exploration Stage	Stockholder Equity (Deficit)
Balance: March 15, 2007	0	$ 0	$ 0	$ 0

Common stock issued for cash	1,062,900	426,450		426,450
Common stock issued for mineral rights	14,000,000	1,750,000		1,750,000
Common stock issued to founders	1,135,000	1,135		1,135
Common stock issued in exchange for services	16,000	8,000		8,000
Net loss	0	0	(247,857)	(247,857)

Balance: December 31, 2007	16,213,900	2,185,585	(247,857)	1,937,728

Common stock issued for cash	230,670	184,536		184,536
Common stock issued for mineral rights	5,000,000	625,000		625,000
Common stock issued in exchange for services	5,625	4,500		4,500
Net loss	0	0	(971,066)	(971,066)

Balance: December 31, 2008	21,450,195	$2,999,621	$(1,218,923)	$1,780,698

Net loss	0	0	(3,381,118)	(3,381,118)

Balance: December 31, 2009	21,450,195	$2,999,621	$(4,600,041)	($1,600,420)

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Since Inception March 15, 2007 to December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (3,381,118)	$ (971,066)	$ (4,600,041)
Adjustments to reconcile net loss to cash from operating activities:
Common stock issued in exchange for services	0	4,500	13,635
Depreciation and amortization expense	12,707	307	13,061
(Increase)/decrease in prepaid option payment	(294,606)	0	(294,606)
(Increase)/decrease in prepaid expenses and deposits	(51,090)	(3,996)	(83,463)
Increase/(decrease) in accounts payable and accrued	908,744	240,700	1,149,444
Increase/(decrease) in due to related parties	112,173	187,776	299,949
Net cash flows from operating activities	(2,693,190)	(541,779)	(3,502,021)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of buildings and equipment	(181,831)	(1,135)	(184,396)
Investment in mineral rights	(404,012)	(11,810)	(482,917)
Net cash flows from investing activities	(585,843)	(12,945)	(667,313)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on short-term debt	(10,250)	0	(10,250)
Proceeds from short-term debt	3,370,088	9,350	3,379,438
Common stock issued	0	184,536	610,986
Convertible notes payable	0	271,500	271,500
Payments on capital lease	(18,653)	0	(18,653)
Net cash flows from financing activities	3,341,185	465,386	4,233,021

Change in cash during the period	62,152	(89,338)	63,687

Cash, beginning of period	1,535	90,873	0

Cash, end of period	$ 63,687	$ 1,535	$ 63,687

SUPPLEMENTAL DISCLOSURES

Interest paid	$ 6,197	$ 1,804	$ 8,896

Income taxes paid	$ 50	$ 50	$ 100

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
STATEMENT OF CASH FLOWS (continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company capitalizes the rights to its mineral property. For the period ended December 31, 2008, $11,810 was paid in cash against the outstanding balance leaving an unpaid balance of $214,012.

During 2009, the Company entered into a capital lease with Maptek for the use of three dimensional (3D) mining software. The lease is for twenty-four (24) months and includes a maintenance agreement. The Company capitalized the software for $44,000, recorded a prepaid asset for the maintenance agreement for $11,550, and recorded a capital lease payable for $55,550.

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Comany)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.     BASIS OF PRESENTATION AND CONTINUANCE OF OPERATIONS

Grant Hartford Corporation (the "Company") was organized under the laws of the State of Montana on March 15, 2007. Since inception, the Company has been engaged in the exploration of the garnet mineral property in order to identify the presence of proven/probable reserves. The financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The Company maintains its books and prepares its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (GAAP).

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future.

The following table identifies the factors that create uncertainty about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainty.

December 31, 2009
Working Capital	$ (4,663,054)
Deficit	$(4,600,041)

2.     SIGNIFICANT ACCOUNTING POLICIES

Estimates:    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash:    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash at financial institutions which may periodically exceed federally insured amounts.

Buildings, invprovements and equipment:   Fixed assets are recorded at cost and depreciated on a straight-line basis using the following useful lives:

Computer hardware and software	3-5 years
Machinery and equipment	4-7 years
Furniture and fixtures	5-10 years
Land improvements	10-20 years
Buildings and improvements	15-39 years

All maintenance and repair costs are charged to operations as incurred. The cost and accumulated depreciation for equipment sold, retired, or otherwise disposed of are removed from the accounts, and the resulting gains or losses are reflected in earnings. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are currently being amortized over their estimated lives. Amortization of assets under capital leases is included in depreciation expense.

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Property Exploration:    The Company expenses the costs incurred to conduct exploration, assay work, drill and equip exploratory sites within the claims groups that are not determined to have proven reserves. A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven (Measured) Reserves are those for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable (Indicated) Reserves are those for which quantity and grade and/or quality are computed form information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. Geological and geophysical costs and costs of carrying and retaining unproved sites are expensed.

The Company is in the "Exploration Stage" and is engaged in the exploration of the Garnet mineral property in order to identify the presence of proven/probable reserves. The Company has not begun exploitation of these deposits. As a result, no amounts have been capitalized related to mineral property exploration as of December 31, 2009 and December 31, 2008.

Accumulated mineral property costs are amortized using the units-of production ("UOP") method based on estimated recoverable ounces or pounds in proven and probable reserves.

Long-lived Assets:   The Company periodically assesses the carrying value of long-lived assets in accordance with FASB ASC 360 10 (SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"). The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Mining assets, including mineral rights and mine development, are also periodically assessed for impairment in accordance with FASB ASC 360 10 and FASB ASC 930 360 35 (EITF 04 3, "Mining Assets: Impairment and Business Combinations").

There was no loss on impairment for the years ended December 31, 2009 and 2008.

Net loss per common share ("EPS"):    EPS is computed in accordance with the provisions of FASB ASC 260 10 (SFAS No. 128, "Earnings Per Share"). Basic EPS is computed by dividing net loss by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options and warrants issued.

Subsequent Events:    In accordance with FASB ASC 855 10 (SFAS No. 165, "Subsequent Events"), the Company has assessed subsequent events in these annual financial statements from December 31, 2009 through April 6, 2010. Subsequent events are disclosed in Note 6 and Note 13 to the financial statements.

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

3. MINING OPERATIONS

The Company's mining property is located in Granite County near the ghost town of Garnet, Montana. The property is accessible year round by 4-wheel drive vehicles on County and private roads.

Acquisition of the Patented and Unpatented Mineral Claims

The Company acquired an exclusive option to purchase 100% ownership in the mineral deeds to 23 patented mineral claims and 122 unpatented mineral claims covering approximately 2,000 acres located within the Garnet Mining District of Granite County, Montana from Commonwealth Resources, LLC. The President and CEO of the Company, Eric Sauve, and the Company's Senior Consultant, Aaron Charlton, are also owners in Commonwealth Resources, LLC. The owner of record for the 122 unpatented claims and the 22 patented claims is Commonwealth Resources, LLC, who holds these claims subject to the terms and conditions in the Option Agreement between Commonwealth Resources, LLC and our Company, Grant Hartford Corporation. The owner of record of one (1) patented claim, the Free Coin, is River Terrace Estates, Inc. Commonwealth Resources, LLC holds a purchase agreement and mining lease on this claim which has been assigned to Grant Hartford Corporation.

Option Agreement

The Company entered into an Option Agreement with Commonwealth Resources, LLC (Commonwealth), a related party, with effect from June 15, 2007. The agreement gives the Company an exclusive option to purchase the mineral rights (excluding surface rights) on the 23 patented mining claims and an exclusive option to purchase 122 unpatented mining claims for a period of seven years.

1.	Issue 19,000,000 of Grant Hartford Corporation's no par value common shares to Commonwealth Resources, LLC;
2.

Make annual option payments of $190,000 to Commonwealth Resources, L.L.C. for a period of up to five years, starting June 15, 2007 and ending either the earlier of the option exercise or June 15, 2012;

3.	Make annual option payments of $400,000 to Commonwealth Resources, LLC starting June 15, 2012 and ending June 15, 2014, which represent the final two years of the Option Agreement term;
4.	Make annual access lease payments of $60,000 starting June 15, 2007 and continuing for the life of the project;
5.	Pay a purchase price of $7,000,000 to Commonwealth Resources, LLC for the ownership of the mineral rights at any time within the seven years of the Option Agreement term, should the Company so elect
6.	During the Option period, gold ore production must not exceed 100 tons per day;
7.	The Company must pay Commonwealth Resources, LLC a 5% Net Smelter Return on all gold produced during the Option period.
8.	As of December 31, 2009, the Company has prepaid $294,606 of option payments to Commonwealth Resources, LLC.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

3. MINING OPERATIONS (Continued)

In previous exploration of the Garnet Property, mineralized material in two of Grant Hartford Corporation's mining claims that are under option through Commonwealth Resources, LLC was identified. Subsequently, the Company used these previous exploration results as a basis for current exploration plans.

There are no production or milling operations on the property, as of today. There is no electric power on the property. Any future mining or milling operation will require either power lines to reach the property or the generation of power on site. The Company retained CDM Engineering of Helena, MT in May 2009 to conduct cost estimate for power requirements, determine the economic feasibility of mining and milling ore from the Company's property and design and build a mill facility and tailings impoundment for process ore.

4. BUILDINGS, IMPROVEMENTS AND EQUIPMENT

Buildings, improvements and equipment consists of the following:

	December 31, 2009	December 31, 2008

Construction in progress	$ 149,304	$ 0
Buildings and improvements, net of accumulated depreciation of $7 and zero, respectively.	$ 6,750	$ 0
Equipment, net of net of accumulated depreciation of $13,054 and $354, respectively.	$ 59,281	$ 2,211

Total	$ 215,335	$ 2,211

5. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value

Garnet, Montana stock issued 06/15/2007	$2,375,000	$ -	$2,375,000
Garnet, Montana option agreement through 12/31/2007	102,917	-	102,917
Garnet, Montana option agreement through 12/31/2008	190,000	-	190,000
Garnet, Montana option agreement through 12/31/2009	190,000	-	190,000

TOTAL			$2,857,917

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

6. NOTES PAYABLE

The Company has various other short-term notes payable totaling $3,369,188, due on or before June 2010 at interest rates ranging from 11.11% to 12.50%. $150,000 of the short-term notes are secured by shares of the Company's stock at $1.00 per share.

Convertible notes payable consists of the following:

December 31, 2009	December 31, 2008

Non-transferable convertible notes, with interest from 12% - 14% paid semi-annually, maturing from July 2010 to September 2010 to November 2010. These notes may be paid in full or part before the maturity date. They are also convertible at the lenders' discretion for shares of common stock at a rate equal to 95% of the initial share price quoted on the first day listed on the Over-The-Counter-Bulletin-Board or at the closing market price on the date the election is made. In addition, the lenders are to be issued common stock equal to 2.5% of the principal of the note as determined on the date the note is converted or matures.

$ 271,500	$ 271,500

Accrued interest on the notes totaled $193,788 and $7,663 for the years ended December 31, 2009 and 2008, respectively. These amounts are included in accounts payable and accrued expenses on the balance sheet.

Subsequent to December 31, 2009, the Company amended the convertible notes to allow note holders to convert their notes for 95% of the 2010 private placement offering price (Note13) rather than 95% of the listed price on the Over-The-Counter-Bulletin-Board. As of the April 6, 2010 issue date of these financial statements, $48,244 worth of convertible notes and accrued interest have been converted into 45,832 shares of common stock.

Also subsequent to December 31, 2009, the Company offered and has successfully satisfied $2,222,798 worth of short-term notes and accrued interest by issuing 2,222,798 shares of common stock at the private placement offering price (Note 13) in payment of that debt.

7. CAPITAL LEASE PAYABLE

The Company is the lessee of computer software under a capital lease payable in monthly installments of $2,750 and expiring on April 15, 2011. The following is a summary of property held under capital leases:

2009
Computer software	$ 44,000
Less: Accumulated amortization	(9,778)
$ 34,222

Minimum future lease payments under the capital lease as of December 31, 2009 for each of the next two years in the aggregate are:

2010	$ 30,250
2011	11,000
Total minimum lease payments	41,250
Less: Amount representing interest	(4,353)
Present value of net minimum lease payments	$ 36,897

Interest rate on the capitalized lease is 17%.

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

8. EQUITY

Warrants

     Warrant transactions are summarized as follows for the period ended:

	December 31, 2008
	Number	Exercise Price
Outstanding, beginning of period	793,900	$ 1.50
Granted	236,295	2.00
Exercised	0	0.00
Expired	0	0.00

Outstanding, end of period	1,030,195

	December 31, 2009
	Number	Exercise Price
Outstanding, beginning of period	1,030,195	$1.50-$2.00
Granted	0	0.00
Exercised	0	0.00
Expired	0	0.00

Outstanding, end of period	1,030,195

The Company issued warrants with each common share issued under a private placement between April 1, 2008 and May 31, 2008. Each warrant is exercisable at $2.00 into one common share of the Company until May 31, 2010.

Previously issued warrants are exercisable at $1.50 into one common share of the Company and expire between April and October 2010.

These shares were excluded from diluted earnings per share as their effect would be anti-dilutive.

9. RELATED PARTY TRANSACTIONS

At December 31, 2009, a total of $299,949 (December 2008 $187,776) is payable to directors and management for services. These outstanding amounts payable are unsecured and non interest bearing with no fixed terms of repayment.

The Company pays for services from Garnet Range Resources, LLC, a related party. These services consist of road maintenance, equipment rental, earth moving services, labor, and other services as needed. For the year ended December 31, 2009, the Company had been billed $229,564 for services (December 2008 - $18,962). As of December 31, 2009, the Company had also prepaid for services of $31,826 (December 2008 - $0). The Company's President and CEO is an owner of Garnet Range Resources, LLC.

The company also leases a vehicle from Garnet Range Resources, LLC. The lease is for a period of two years starting April 22, 2009. The lease amount for the entire two year period was $4,500, which was due in its entirety at the beginning of the lease. The Company is responsible for providing insurance coverage and all repairs, maintenance and licensing on the vehicle.

9. RELATED PARTY TRANSACTIONS (Continued)

The Company has access lease and option to purchase contracts with Commonwealth Resources, LLC, a related party. The Company's President and CEO is an owner of Commonwealth Resources, LLC. See Note 3, Mining Operations and Option Agreement.

The Company pays for accounting and payroll services from Junkermier, Clark, Campanella, Stevens, PC, a related party. For the year ended December 31, 2009, the Company had been billed $59,129 for services (December 2008 - $11,790). The Company's Corporate Secretary is an owner of Junkermier, Clark, Campanella, Stevens, PC.

10. INCOME TAXES

Income taxes are provided on the income earned in the financial statements. In accordance with FASB ASC 740 10 20 (SFAS 109, "Accounting for Income Taxes"), the Company applies the liability method of accounting for income taxes, under which deferred income taxes are provided to reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

The provision for income taxes consists of the following components:

	2009	2008

Current tax	$ 0	$ 0
Deferred tax benefit of net operating loss	$ (613,749)	$ (406,751)
Increasse in deferred tax asset valuation allowance	$ 613,749	$ 406,751

	$ 0	$ 0

The deferred tax benefits arose from the net operating losses incurred by the Company during the respective years. Net operating losses are currently allowed to be carried forward for twenty (20) years and begin to expire on April 15, 2028.

Deferred tax assets as of December 31, 2009 and December 31, 2008 consist of the following components:

	2009	2008

Deferred tax asset	$ 1,117,474	$ 503,725
Deferred tax asset valuation allowance	$ (1,117,474)	$ (503,725)
Net deferred tax asset	$ 0	$ 0

The Company adopted the provisions of FASB ASC 740 10 20 (FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"), on January 1, 2008. As the result of the implementation of the FASB ASC 740 10 20, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2009 and December 31, 2008, the Company has no unrecognized tax benefits. By statute, tax years ending in December 31, 2007 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

11. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

12. OTHER MATTERS

The Company has entered into an agreement with O'Keefe Drilling Company, Inc. (O'Keefe) for a maximum of $1,000,000 in drilling services. Pursuant to the agreement, the Company is to pay O'Keefe forty percent (40%) of invoiced services in cash and sixty percent (60%) in common stock at a value of $1.25 per share to be offered in a Regulation D Private Placement Memorandum.

Based upon the terms of the contract, the Company has an accrued expense of $550,793 on the balance sheet for drilling services performed by O'Keefe through December 31, 2009. Of the $550,793 owed to O'Keefe, $427,771 is required to be settled in shares, for a total of 342,217 shares

13. SUBSEQUENT EVENTS

Starting in January 2010, the Company had a private placement offering. The offering allows for the sale of 5,000,000 total units priced at $1.00 per unit. Each unit consists of one (1) "unregistered and restricted" share of the Company's no par value common stock and one (1) warrant to purchase an additional "unregistered and restricted" share of the Company's no par value common stock at an exercise price of $1.50 per unit. The warrants are exercisable for two (2) years following the unit purchase. This private placement has been used to satisfy debt as discussed in Note 6 to the financial statements. In addition, shares have been both sold for cash and issued to satisfied debt occurring after December 31, 2009. The funds raised from new debt and stock sales total $802,614.