Form 10-Q
period 2010-03-31
GRANT HARTFORD CORP
filed 2010-05-18
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-155507

GRANT HARTFORD CORPORATION

(Exact name of registrant as specified in its charter)

Montana	20-8690366
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2620 Connery Way
Missoula, Montana	59808
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 506-6822

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

As of March 31, 2010, the registrant had outstanding 25,541,219 shares of common stock, no par value per share.

GRANT HARTFORD CORPORATION
FORM 10-Q

For the quarterly period ended March 31, 2010

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

PART II - Other Information

Signatures	23

ii

ITEM 1.     Financial Statements

GRANT HARTFORD CORPORATION (A Development Stage Company)
FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

REVIEWED FINANCIAL STATEMENTS

Index to Financial Statements

PAGE #
Condensed Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	F-1

Condensed Statements of Operations for the Three Months ended March 31, 2010 and 2009 (Unaudited), and Since Inception March 15, 2007 to March 31, 2010 (Unaudited)	F-2

Condensed Statements of Stockholders' Equity (Deficit) from the Date of Inception (March 15, 2007) through March 31, 2010 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009 (Unaudited), and Since Inception March 15, 2007 to March 31, 2010	F-4 to F-5

Notes to Financial Statements	F-6 to F-10

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
Condensed BALANCE SHEETS
AS OF March 31, 2010 (Unaudited) and DECEMBER 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS

Current Assets
Cash	$ 32,272	$ 63,687
Prepaid option payment: mineral rights	349,806	294,606
Prepaid expenses &and deposits	132,607	95,013
Total Current Assets	514,685	453,306
Non-current Assets
Buildings, improvements and equipment, net of accumulated depreciation of $42,164 and $13,061, respectively.	238,113	215,335
Mineral rights	2,905,417	2,857,917
Total Non-current Assets Total Assets	3,143,530 $ 3,658,215	3,073,252 $ 3,526,558

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$ 1,010,563	$ 1,149,444
Short-term notes	647,500	3,369,188
Convertible notes payable	230,000	271,500
Due to related parties	316,642	299,949
Capital lease payable	27,420	26,279
Total Current Liabilities	2,232,125	5,116,360

Long-Term Liabilities
Capital lease payable	2,711	10,618

Total Liabilities	2,234,836	5,126,978

Stockholders' Equity (Deficit)
Common Stock: No par value; 100,000,000 shares authorized, 25,541,219 and 21,450,195 issued and outstanding, respectively	7,087,998	2,999,621
Preferred Stock: $0.0001 par value per share, 50,000,000 shares authorized, zero issued and outstanding	0	0
Accumulated deficit - exploration stage	(5,664,619)	(4,600,041)
Total Stockholders' Equity (Deficit)	1,423,379	(1,600,420)

Total Liabilities and Stockholders' Equity (Deficit)	$ 3,658,215	$ 3,526,558

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Since Inception March 15, 2007 to March 31,
	2010	2009	2010

Revenue	$ 0	$ 0	$ 0

Expenses
Financial conference fees	0	0	31,250
Management fees	455,522	95,000	1,457,724
General and administrative	148,374	35,545	860,072
Professional fees	141,510	18,805	519,993
Geological and mining expenses	252,066	22,185	2,367,413
Interest Expense	52,312	8,778	254,996
Surface access lease payments	14,794	14,794	173,171

Net loss	$ (1,064,578)	$ (195,107)	$ (5,664,619)

Loss Per Share
Basic and Diluted	$ (0.042)	$ (0.009)	$ (0.279)

Weighted Average Number of shares outstanding:

Basic and Diluted	25,541,219	25,450,195	20,301,298

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
SINCE INCEPTION (MARCH 15, 2007) THROUGH MARCH 31, 2010 (Unaudited)

	Common Stock Number of Shares Issued	Value	Accumulated Deficit-Exploration Stage	Stockholder Equity (Deficit)

Balance: March 15, 2007	0	$ 0	$ 0	$ 0

Common stock issued for cash	1,062,900	426,450		426,450
Common stock issued for mineral rights	14,000,000	1,750,000		1,750,000
Common stock issued to founders	1,135,000	1,135		1,135
Common stock issued in exchange for services	16,000	8,000		8,000
Net loss	0	0	(247,857)	(247,857)

Balance: December 31, 2007	16,213,900	2,185,585	(247,857)	1,937,728

Common stock issued for cash	230,670	184,536		184,536
Common stock issued for mineral rights	5,000,000	625,000		625,000
Common stock issued in exchange for services	5,625	4,500		4,500
Net loss	0	0	(971,066)	(971,066)

Balance: December 31, 2008	21,450,195	2,999,621	(1,218,923)	1,780,698

Net loss	0	0	(3,381,118)	(3,381,118)

Balance: December 31, 2009	21,450,195	2,999,621	(4,600,041)	(1,600,420)

Common stock issued for cash	522,124	522,124		522,124
Common stock converted from debt and interest	52,938	50,291		50,291
Common stock issued in payment of debt and interest	3,158,862	3,158,862		3,158,862
Common stock issued in exchange for services	357,100	357,100		357,100
Net loss	0	0	(1,064,548)	(1,064,578)

Balance: March 31, 2010	25,541,219	$ 7,087,998	$ (5,664,619)	$ 1,423,379

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Since Inception March 15, 2007 to March 31
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (1,064,578)	$ (195,107)	$ (5,664,619)
Adjustments to reconcile net loss to cash from operating activities:
Common stock issued in exchange for services	257,100	0	270,735
Common stock issued in payment of interest expense:	27,449	0	27,449
Depreciation and amortization expense	29,103	515	42,164
(Increase)/decrease in prepaid option payment	(55,200)	0	(349,806)
(Increase)/decrease in prepaid expenses and deposits	(37,594)	15,044	(121,057)
Increase/(decrease) in accounts payable and accrued expenses	99,135	(43,174)	1,248,579
Increase/(decrease) in due to related parties	16,693	35,477	316,642
Net cash flows from operating activities	(727,892)	(187,245)	(4,229,913)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of buildings and equipment	(51,881)	0	(236,277)
Investment in mineral rights	(47,500)	(8,413)	(530,417)
Net cash flows from investing activities	(99,381)	(8,413)	(766,694)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on short-term debt	0	(4,200)	(10,250)
Proceeds from short-term debt	280,500	200,900	3,659,938
Common stock issued	522,124	0	1,133,110
Convertible notes payable	0	0	271,500
Payments on capital lease	(6,766)	0	(25,419)
Net cash flows from financing activities	795,858	196,700	5,028,879

Change in cash during the period	(31,415)	1,042	32,272
Cash, beginning of period	63,687	1,535	0

Cash, end of period	$ 32,272	$ 2,577	$ 32,272

SUPPLEMENTAL DISCLOSURES

Interest paid	$ 1,747	$ 0	$ 10,643

Income taxes paid	$ 0	$ 0	$ 100

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2009, the Company entered into a capital lease with Maptek for the use of three-dimensional (3D) mining software. The lease is for twenty-four (24) months and includes a maintenance agreement. The Company capitalized the software for $44,000, recorded a prepaid asset for the maintenance agreement for $11,550, and recorded a capital lease payable for $55,550.

On January 22, 2010, the Company offered a Private Placement Memorandum more fully described in Note 6. As of March 31, 2010, the Company offered and successfully satisfied $3,158,862 worth of short-term notes and accrued interest through the purchase of 3,158,862 units.

Pursuant to the Convertible Note transaction more fully described in Note 6, convertible notes and related interest payable totaling $50,291 have been converted for 52,938 shares of the Company's no par value common stock as of March 31, 2010.

During 2010, the Company issued 357,100 shares of the Company's no par value common stock totaling $357,100 in payment of services. Of this amount, $100,000 was in payment of services accrued as of December 31, 2009 and $257,100 was in payment of current services included in management fees shown on the condensed statements of operations.

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments of a normal and recurring nature which, in the opinion of the Company's management, are necessary to present fairly the Company's financial position as of March 31, 2010 and December 31, 2009, the results of its operations and cash flows for the three months ended March 31, 2010 and 2009 and for the period since inception (March 15, 2007) through March 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2009.

The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year's operation.

2.     SIGNIFICANT ACCOUNTING POLICIES

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

The Company is in the "Exploration Stage" and is engaged in the exploration of the Garnet mineral property in order to identify the presence of proven/probable reserves. The Company has not begun exploitation of these deposits. As a result, no amounts have been capitalized related to mineral property exploration as of March 31, 2010 and December 31, 2009.

Accumulated mineral property costs are amortized using the units-of production ("UOP") method based on estimated recoverable ounces or pounds in proven and probable reserves.

Long-lived Assets:The Company periodically assesses the carrying value of long-lived assets in accordance with FASB ASC 360-10 (SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"). The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Mining assets, including mineral rights and mine development, are also periodically assessed for impairment in accordance with FASB ASC 360-10 and FASB ASC 930-360-35 (EITF 04-3, "Mining Assets: Impairment and Business Combinations").

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

There was no loss on impairment for the periods ended March 31, 2010 and 2009.

3. BUILDINGS, IMPROVEMENTS AND EQUIPMENT

Buildings, improvements and equipment consists of the following:

	March 31, 2010	December 31, 2009

Construction in progress	$ 163,390	$ 149,304
Buildings and improvements, net of accumulated depreciation of $212 and $7, respectively.	7,765	6,750
Equipment, net of net of accumulated depreciation of $41,952 and $13,054, respectively.	66,958	59,281

Total	$ 238,113	$ 215,335

4. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value

Garnet, Montana stock issued 06/15/2007	$ 2,375,000	$ 0	$ 2,375,000
Garnet, Montana option agreement through 12/31/2007	102,917	0	102,917
Garnet, Montana option payment for 2008	190,000	0	190,000
Garnet, Montana option payment for 2009	190,000	0	190,000
Garnet, Montana expenditures to 3/31/2010	47,500	0	47,500

TOTAL			$ 2,905,417

The Company makes annual payments of $190,000 pursuant to its option agreement with Commonwealth Resources, LLC, a related party. The President and CEO, CFO and Director of the Company, Eric Sauve, and the Company's Senior Consultant and NEO, Aaron Charlton, are also owners in Commonwealth Resources, LLC. Additions for the period ended March 31, 2010 represent the quarterly allocation of the option payment. The Company has prepaid $349,806 and $294,606 in option payments as of March 31, 2010 and December 31, 2009, respectively.

On March 6, 2010, the Company approved and signed a letter of intent with Commonwealth Resources, LLC to purchase additional unpatented mining claims in exchange for shares of the Company's common stock. The Company is in negotiations to determine the total claims to be purchased and the number of shares to be issued in consideration. A final agreement has not been reached and the letter of intent is not binding, as such, the transaction has not been recorded in the financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

5. NOTES PAYABLE

Accrued interest on the notes totaled $79,151 and $193,788 for the period ended March 31, 2010 and for the year ended December 31, 2009, respectively. These amounts are included in accounts payable and accrued expenses on the balance sheet. The Company settled $138,016 of accrued interest for 138,402 shares of common stock as of March 31, 2010. The Company also settled $27,449 of current interest expense for 27,472 shares of common stock as of March 31, 2010.

Pursuant to the PPM transaction more fully described in Note 6, as of March 31, 2010, short-term notes and accrued interest of $3,002,188 was satisfied through the issuance of 3,002,188 shares of the Company's no par value common stock.

Pursuant to the Convertible Note transaction more fully described in Note 6, as of March 31, 2010, notes equaling $41,500 have been converted for 43,738 shares of the Company's no par value common stock.

6. EQUITY

On January 22, 2010, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering on a best efforts basis, an aggregate of 5,000,000 units, each consisting of One (1) "unregistered and restricted" share of GHC's no par value common stock (the "Shares") and One (1) warrant to purchase an additional "unregistered and restricted" share of GHC's no par value common stock at an exercise price of One Dollar and Fifty Cents ($1.50) per share, exercisable for two (2) years following the unit purchase (the "Warrants"). Collectively the Shares and Warrants are hereinafter referred to as the "Units" that are being offered at a purchase price of One Dollar ($1.00) per Unit (the "Offering"). The Offering has been extended until the earlier to occur of (a) the sale of $5,000,000 in the aggregate principal amount of the Units or (b) July 21, 2010 or (c) the Company determines to close the Offering prior to the expiration of the Offering Period. The Company issued 522,124 units for $522,124 in cash as of March 31, 2010.

Between July 22, 2008 and November 6, 2008, the Company entered into eight (8) Non-Transferable Convertible Notes (the "Notes") in the aggregate sum of $271,500. The Notes were entered into pursuant to exempt transactions provided by Section 4(2) of the Securities Act of 1933, as amended. During the three month period ending March 31, 2010, the Company offered the Note holders the option of converting the Notes for one share of the Company's no par value common stock at a purchase price of 95% of the PPM's Unit price dated January 22, 2010, rather than the initial share price quoted on the first day listed on the Over-The-Counter-Bulletin-Board or on the closing date that the election is made. The Notes also had an incentive bonus of 2.5% of the principal amount for in the Company's no par value common stock. As of March 31, 2010, convertible notes and related interest payable totaling $50,291 have been converted for 52,938 shares of the Company's no par value common stock.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

Warrants

     Warrant transactions are summarized as follows for the period ended:

	March 31, 2010
	Number	Exercise Price
Outstanding, beginning of period	1,030,195	$1.50-$2.00
Granted	3,680,986	1.50
Exercised	0	0.00
Expired	0	0.00

Outstanding, end of period	4,711,181

Pursuant to the PPM transaction described above, the Company issued one (1) warrant with each common share issued under a private placement between January 22, 2010 and March 31, 2010. Each warrant is exercisable at $1.50 into one common share of the Company and expire two years from the date of issuance.

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

7. RELATED PARTY TRANSACTIONS

At March 31, 2010, a total of $316,642 (December 2009 - $299,949) is payable to directors and management for services. These outstanding amounts payable are unsecured and non-interest bearing with no fixed terms of repayment.

The Company pays for services from Garnet Range Resources, LLC, a related party. These services consist of road maintenance, equipment rental, earth moving services, labor, and other services as needed. For the three months ended March 31, 2010, the Company had been billed $3,450 for services (December 2009 - $229,564). As of March 31, 2010, the Company had also prepaid for services of $71,725 (December 2009 - $31,826). The Company's President and CEO is an owner of Garnet Range Resources, LLC.

The company also leases a vehicle from Garnet Range Resources, LLC. The lease is for a period of two years starting April 22, 2009. The lease amount for the entire two year period was $4,500, which was due in its entirety at the beginning of the lease. The Company is responsible for providing insurance coverage and all repairs, maintenance and licensing on the vehicle.

The Company pays for accounting and payroll services from Junkermier, Clark, Campanella, Stevens, PC, a related party. For the three months ended March 31, 2010, the Company had been billed $21,648 for services (December 2009 - $59,129). The Company's Corporate Secretary and Board Member is an owner of Junkermier, Clark, Campanella, Stevens, PC.

8. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

9. OTHER MATTERS

The Company has entered into an agreement with O'Keefe Drilling Company, Inc. (O'Keefe) for a maximum of $1,000,000 in drilling services. Pursuant to the agreement, the Company is to pay O'Keefe forty percent (40%) of invoiced services in cash and sixty percent (60%) in common stock at a value of $1.25 per share to be offered in an exempted offering pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Based upon the terms of the contract, the Company has an accrued expense of $534,733 on the balance sheet for drilling services performed by O'Keefe through March 31, 2010. Of the $534,733 owed to O'Keefe, $450,999 is required to be settled in shares, for a total of 360,799 shares.

10. SUBSEQUENT EVENTS

Pursuant to the PPM transaction more fully described in Note 6, the Company has issued 258,764 shares of common stock for $258,764 in cash subsequent to March 31, 2010. The Company has also satisfied an additional $53,010 worth of short-term notes and accrued interest by issuing 53,010 shares of common stock.

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

Off Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We have completed the 2009 drilling season and J. Robert Flesher, our Vice President of Mining and Geology, has prepared the "Geology and Exploration Report for 2009," which details the results from the 2009 drilling season. The 2009 exploration drill program targeted the completion of 150 reverse circulation drill holes to further define underground and pit mineralized material resources on the Nancy Hanks/Dewey deposits. 111 reverse circulation drill holes totaling 37,763 feet were completed during this period. Of these, 62 holes totaling 21,840 feet were drilled in the greater Nancy Hanks Pit area. Total drill footage for 2009 is nearly three (3) times the footage drilled by GHC in 2008. In addition to the Nancy Hanks Pit area, the program included exploration of the Willie Vein System and began definition of the Tostman and Tiger deposits in the greater project area. This drilling in addition to our 2008 drill results and previous drill programs are being used to create both pit and underground mineralized material resource models using Vulcan 3-D modeling software.

Mr. Flesher has also prepared the "2010 Grant Hartford Exploration Plan," which sets forth the drilling plan for the 2010 drilling season, which began on April 15, 2010. During the 2010 drilling season, we plan to add further definition to the identified mineralized material zones, by core drilling an additional 2,000 - 5,000 feet. We plan to complete down hole surveys of all core drilling holes in 2010, which will assist in establishing proven/ probable reserves through the completion of the Company's pre-feasibility study and will ultimately assist in future mine planning. This work will primarily take place on the Nancy Hanks, Willie and Tostman mineral claims, as well as other areas on our Garnet Mineral Property. We will continue to incorporate the available historic mining data on the Garnet Mineral Property into our Vulcan Sub-Surface 3D Mine Modeling Program. We have plans to establish an on-site fire assay laboratory for more efficient field assessment and a mapping program is scheduled to begin on our Garnet Mineral Property in 2010. The mapping program began during the first quarter of 2010 and is anticipated to consist of geological field work at various localities on the Garnet Mineral Property, which will be used to add clarity to the structural configuration of our mineralized material systems, and further define and establish our future proven/probable reserve estimate. We began mill and mine engineering in May, 2009 and largely completed this engineering work in December, 2009. We intend to use this data, along with all historic drill data on the Garnet Mineral Property in order to complete our pre-feasibility study in the second quarter of 2010. Pending the outcome of mine engineering, mill engineering and the pre-feasibility study, we anticipate beginning mining operations and construction of an onsite mill for processing mined ore in the second quarter of 2010, subject to sufficient financing.

The Company incurred expenses of $1,064,578 for the three month period ending March 31, 2010. The monthly average expenditure the first quarter of 2010 was $354,859.

EXPENSES	Three Months Ended March 31, 2010	Six Months Ended June 30, 2010 Estimated
Financial conference fees	$0	$30,000
Management fees	$455,522	$704,743
General and administrative	$148,374	$300,000
Professional fees	$141,510	$200,000
Geological and property expenses	$252,066	$800,000
Interest expense	$52,312	$0
Surface access lease payments	$14,794	$30,000
Total	$1,064,578	$2,064,743

The Company anticipates incurring expenses of $2,064,743 for the six month period ending June 30, 2010 reflecting the beginning of the Company's drilling program on April 15, 2010 and continued mill engineering, mine engineering, and the anticipated completion of our pre-feasibility study during the second quarter of 2010. The monthly average expenditure for both capital and expense items during the six month period ending June 30, 2010 is estimated to be $344,124. Although the Company anticipates hiring a full time CFO, a consulting geologist, a

Vulcan program operator, and two part time administrative assistants, we anticipate our operating expenses will remain constant at approximately $3,357,000 during the fiscal year ending December 31, 2010.

(b)   Management Discussion and Analysis of Financial Condition.

Three Month Period Ended March 31, 2010

Revenues

As of the three months ending March 31, 2010, we did not generate any revenues as compared to generating no revenues for the three months ending March 31, 2009. For the remainder of the fiscal year ending December 31, 2010, management plans to satisfy our cash requirements and working capital needs through the Company's current Private Placement Memorandum, pursuant to an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, or future private placements of debt or equity offerings, and/ or through the identification and entering into arrangements with strategic partners, in order to proceed with the necessary exploration and development work on the Property.

Operating Loss

Expenses	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Financial conference fees	$0	$0
Management fees	$455,522	$95,000
General and administrative	$148,374	$35,545
Professional fees	$141,510	$18,805
Geological and property expenses	$252,066	$22,185
Interest expense	$52,312	$8,778
Surface access lease payments	$14,794	$14,794
Net Loss	$(1,064,578)	$(195,107)

As of the three month period ending March 31, 2010, we incurred a net loss of ($1,064,578), as compared to a net loss of ($195,107) for the three month period ending March 31, 2009, representing an increased loss of $869,471 or an approximate 446% increase in net losses. This net operating loss was primarily due to an increase in expenses and fees. As compared to the period ended March 31, 2009, the Company's management fees increased by $360,522, or approximately 380%. This is primarily due to Aaron Charlton's and Eric Sauve's salaries increasing from $15,000 per month to $15,900 per month on June 30, 2009, as well as the additional monthly salaries and cash and stock bonuses that were paid to certain employees of approximately $320,000 which did not occur during the period ended March 31, 2009. General and administrative costs increased by $112,829, or approximately 317% as compared to the period ended March 31, 2009, which was due to additional travel, advertising/ marketing and various other administrative costs related to the Company's increased financing efforts. Professional fees increased by $122,705, or approximately 653%, as compared to the period ended March 31, 2009, which is due to increased operational activity, the effectiveness of the Company's registration statement on Form S-1 deemed effective on January 5, 2010, and bonuses paid to consultants totaling approximately $55,000 during the first quarter of 2010. Geological and property expenses increased by $229,881, or approximately 1,036%, as compared to the period ended March 31, 2009, which was due to increased mining expenses attributable to services provided by contractors for mine and mill development. Interest expenses increased by $43,534, or approximately 496%, as compared to the period ended March 31, 2009, which is attributable to the interest incurred by the 2009 Promissory Note exempted offering that is further described in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, on page 20 of this Form 10-Q. We anticipate our operating expenses will increase during the six month period ending June 30, 2010 to $2,064,743. The increase will be attributable to the additional contracts for the Company's potential addition of a full time CFO, a consulting geologist, a Vulcan program operator, and two part time administrative assistants, the acceleration of geological and development work and the professional fees that we incur in connection with becoming a publicly reporting company pursuant to the Securities Exchange Act of 1934, as amended.

Liabilities	At March 31, 2010	At December 31, 2009
Accounts payable and accrued expenses	$1,010,563	$1,149,444
Short-term notes	$647,500	$3,369,188
Convertible notes payable	$230,000	$271,500
Due to related parties	$316,642	$299,949
Capital lease payable	$27,420	$26,279
Long-term capital lease payable	$2,711	$10,618
Total Liabilities	$2,234,836	$5,126,978

As at March 31, 2010, we had total liabilities of $2,234,836 as compared to total liabilities of $5,126,978 at December 31, 2009, representing a decrease of $2,892,142, or approximately 56%. This decrease was due to the payment of $100,000 of services accrued that were due and payable pursuant to employment agreements with the Company's Vice President of Corporate Finance and Vice President of Marketing through the Company issuing 100,000 shares of the Company's no par value common stock at One Dollar ($1.00) per share during the first quarter of 2010. This decrease was, in greater part, due to the satisfaction of $3,209,153 worth of short-term notes and accrued interest by issuing 3,211,800 shares of the Company's no par value common stock in payment of that debt during the first quarter of 2010. These transactions are more completely set forth under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 20 of this Form 10-Q.

Stockholders' equity (Deficit)	At March 31, 2010	At December 31, 2009
Accumulated deficit-exploration stage	$(5,664,619)	$(4,600,041)
Total Stockholders' Equity (Deficit)	$1,423,379	$(1,600,420)

Income Taxes

as at March 31, 2010, we paid $100 in income taxes.

Liquidity and Financial Resources

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net loss	$(1,064,578)	$(195,107)
Net cash flows from operating activities	$(727,892)	$(187,245)
Net cash flows from investing activities	$(99,381)	$(8,413)
Net cash flows from financing activities	$795,858	$196,700
Cash at end of period	$32,272	$2,577

As compared to the three month period ended March 31, 2009, the Company's net loss decreased by $869,471, or approximately 446%, during the three month period ended March 31, 2010. As compared to the three month period ended March 31, 2009, the Net cash flows from operating activities decreased by $540, 647, or approximately 289%, during the three month period ended March 31, 2010. This decrease was due to the additional operating expenses that are set forth and discussed in the Operating Losses section above. As compares to the three month period March 31, 2009, the Company's net cash flows from investing activities decreased by $90,968, or approximately 1081%, during the three month period ended March 31, 2010. This decrease was due to the Company's increased spending on the Garnet Mineral Property's infrastructure, mining equipment and payment in full of all Option Payment due during the period. As compared to the three month period ended March 31, 2009, the Company's net cash flows from financing activities increased by $599,158, or approximately 305%, during the three month period ended March 31, 2010. This resulted from the Company entering into short term notes and through the sale of the Company's no par value common stock pursuant to the 2010 Exempt Offering that is further described in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, on page 20 of this Form 10-Q.

From the date of the incorporation of March 15, 2007 through March 31, 2010, we have raised an aggregate of $1,133,110 in cash through the issuance of 1,815,694 common shares, and paid debt of $3,209,153, which included interest resulting from the Company's short-term notes, through the issuance of 3,211,800 common shares. These transactions are more completely set forth under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 20 of this Form 10-Q.

The Company, through its Officers' and Directors' relationships with friends, family members and close business associates, intends to correct any deficiency in working capital through the sale of its common equity to investors and/ or through the identification and potentially entering into arrangements with strategic partners in order to fund its development in 2010. The Company believes it has identified sufficient funding for its growth from these sources.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4T.     Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer for the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use or disposition of our assets that could have a material effect on our financial statements. There have been no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

2:    We will require additional funding.

As of March 31, 2010, we had cash in the amount of $32,272. Our 2010 exploration program will require approximately $1,376,000 to complete. We will require additional financing in order to begin and complete future phases of the recommended exploration programs, as well as any additional exploration. We currently do not have any operations and have no income. Our business plan calls for significant exploration expenses. We will also require additional financing if further exploration programs are necessary. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. In the event that our exploration programs are successful in sufficiently estimating the mineralized material continuity between drill holes and we exercise our mineral claim purchase option, we will require additional funds in order to place the patented and unpatented mining claims into the development and commercial production stages. We currently do not have any arrangements for financing and we may not be able to obtain financing when required and on favorable terms. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other metallic minerals and the costs of exploring for, developing and producing these materials. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations.

3:   Auditor has raised substantial doubt about our ability to continue as a going concern.

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2009 indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report were that we had an accumulated deficit since inception of ($4,600,041). For the period ended March 31, 2010, that accumulated deficit was ($5,664,619). For the period from our inception, March 15, 2007, to March 31, 2010, we had no revenues. Our future is dependent upon our ability to obtain financing and upon successful exploration and future development and productions stages on the patented and unpatented mining claims. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered in the exploration stage of mining companies and the high rate of failure of such enterprises. Our auditor's concern may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

4:   We are a new company with no history.

We have just begun exploration of our mining claim holdings for which we have acquired our options. As a result, we have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on March 15, 2007, and to date, we have been involved primarily in organizational activities, the acquisition of an option to purchase interests in 145 patented and unpatented mining claims, obtaining an independent consulting geologist's report on these mining claims, and completing our 2008 and 2009 exploration program and we began our 2010 exploration program on April 15, 2010. There is no history upon which to base any assumption as to the likelihood that we will prove successful. We have not earned any revenues as of the date of this Form 10-Q, and thus, we face a high risk of business failure.

5:  We rely on consultants.

We have a written agreement with an independent engineer, Joe Bardswich; that requires him to review all of the historical information available on the mining claims we have under option, the results from the previous exploration work performed on these mining claims, as well as the result of our exploration during the 2008 and 2009 drilling seasons in order to prepare the Company's pre-feasibility study, and to make recommendations based on those reviews. We also have an agreement with CDM Engineering, retaining their services in order to complete mill and property engineering on the Garnet Mineral Property. We also have an oral agreement and written confirmation with our consulting geologist, Ted Antonioli, to perform geological recommendations and assist in the permitting process. We also have an agreement with the University of Montana to utilize the Geological Department and Geographical Information Systems Department to digitize data. We have a verbal agreement retaining the services of Dr. James Sears to lead our geologic team in their mapping of the Garnet Mineral Property, for his assistance with the Vulcan Sub-Surface 3D Mine Modeling Program, and for his service as a Director of the Company. We also have agreements with two consulting junior geologists, Sarah Clark and Jeff Switzer, for their assistance with sampling, mapping and drill rig activities on the Garnet Mineral Property. In addition, we have agreements with: Norris Labs to perform analyses on geological samples; Kirk Engineering for a water base line study and survey for a mill and tailings impoundment; with BJ Ambrose for his full time services as the Vice President of Corporate Finance; with Tim Matthews for his full time services as the Vice President of Marketing; with J. Robert Flesher for his full time services as Vice President of Mining and Geology; with Aaron Charlton for full time management services and with Eric Sauve for full time management services.

Each of these functions requires the services of persons in high demand in the industry and these persons may or may not always be available when needed. The implementation of our business plan may be impaired if these parties do not perform in accordance with their written and oral agreements.

6:   Common ownership of GHC and Commonwealth Resources, LLC.

Our sole material assets are the options to the Garnet Mining Claims, which claims are owned, or optioned by Commonwealth Resources, LLC. The Optionor, Commonwealth Resources, LLC is owned in part by Mr. Eric Sauve, who is the President, CEO, CFO and Director of Grant Hartford Corporation. In addition, Mr. Aaron Charlton, who is a Senior Consultant to the Company, is likewise a majority owner and the Managing Member of Commonwealth Resources, LLC. Mr. Charlton negotiated in good faith on behalf of and for the best interest of Commonwealth Resources LLC and Mr. Eric Sauve negotiated on behalf of and in good faith and at arm's length for the best interest of Grant Hartford Corporation. The negotiations concluded in a Letter of Intent which was signed on March 22, 2007. The Option Agreement became effective on June 15, 2007. At the time the Option Agreement became effective Eric Sauve was not a Membership owner of Commonwealth Resources LLC and did not become a member until August 31, 2007. We, at this point, have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters. In the interim, or until such time as we adopt more definitive conflict of interest and ethics rules, which will include the rules set forth in the Sarbanes-Oxley Act of 2002, Federal legislation. Any future potential conflicts will be governed by the independent members of the Board of Directors. However, any conflict of interest with our President, CEO, CFO, Directors and our Senior Consultant, could result in a loss of confidence by our shareholders or potential investors and could result in a disruption to the business, adversely affecting our Company and the existing shareholders.

7:   Potential Conflict of Interest Between Grant Hartford Corporation and Garnet Range Resources, LLC.

On July 6, 2009, the Company and Garnet Range Resources, LLC ("Garnet") entered into an agreement wherein Garnet would provide the following services to GHC: the rental and operation of heavy equipment, labor on the Garnet Mineral Property and coordination of the exploration project management with GHC. The material terms of this agreement are further set forth on page 9 of the Company's Form 10-K in the "Material Terms of Related Party Agreements" section. Mr. Eric Sauve, the President, CEO, CFO and Director of Grant Hartford Corporation, is a related party to GHC and is also a 50% owner of Garnet. Joyce L. Charlton is the Managing Member, and 50% owner of Garnet and is the wife of Aaron Charlton, the Senior Consultant of GHC, a related party to GHC and the Managing Member of Commonwealth Resources, LLC, the company that GHC has optioned its mineral interests from. Since Eric

Sauve and Joyce Charlton are related parties to the Company and these related parties own 100% of Garnet, there is an appearance of a conflict of interest. However, Mr. Sauve took this matter to the Board of Directors for their consideration of the Agreement. Mr. Sauve recused himself from the vote and the Board of Directors agreed that this Agreement would be beneficial to the Company and it was acting in the ordinary course of business. Any transaction with our President, CEO, CFO, Directors and Senior Consultant and his wife could be perceived as a conflict of interest which could result in a loss of confidence by our shareholders or potential investors and could result in a disruption to our business, which could adversely affect our Company and the existing shareholders.

8:   Lapse of Insurance on the Part of Garnet Range Resources, LLC.

While Garnet Range Resources, LLC ("Garnet") is responsible to perform the following services to GHC: the rental and operation of heavy equipment, labor on the Garnet Mineral Property and coordination of the exploration project management with GHC, Garnet does not specify that it will indemnify GHC for work stoppage, delays or interruption of operations, as a result of not being able to provide these services on a timely manner. This lack of performance on the part of Garnet could cause increased costs, monetary losses, legal liability and possible adverse governmental action. Thus, the inability of Garnet to perform could have an adverse effect on the Company's financial position and have an adverse effect on the shareholders. The potential costs associated with losses or liabilities not covered by Garnet's insurance will have a material adverse effect on the Company's financial position and have an adverse effect on the shareholders. The material terms of this agreement are further set forth on page 9 of the Company's Form 10-K in the "Material Terms of Related Party Agreements" section.

9:   Unanticipated issues may occur.

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

10:   Non-Consent to Use Geological Reports.

The Company has been unable to obtain consents for two of our historical geological reports; the "Garnet Project Summary," prepared by Pegasus Gold Corporation and the "Mineral Property Valuation of the Garnet and Copper Cliff Mining Districts in Garnet and Missoula Counties," prepared by Dr. John C. Brower, Ph.D. The Company has deemed it necessary to include portions of these reports, without the expert consents and with the acknowledgement that the reports are over ten years old; because the information in these reports describe the historical geological condition of the property, and historical exploratory mineralized material findings on the property. This information was a contributing factor in entering into the Grant Hartford Option Agreement with Commonwealth Resources, LLC (the material terms of the Grant Hartford Option Agreement can be found on page 9 of the Company's Form 10-Q), and to the development of Grant Hartford's current exploratory drilling program on the Garnet Mineral Property. If a shareholder relies on these geology reports, which lack the proper expert consent, the shareholder will not be able to recover from the authors of these reports for any claims relating to the investors' reliance on these reports.

The Company has agreed to adopt the conclusions made in the reports as the Company's own. While the Company has adopted the conclusions, the Company may not have sufficient assets to support a legal judgment should shareholders have a reason to obtain a judgment against the Company regarding these conclusions. The inability to collect on a judgment could have a detrimental effect on the litigating shareholders and on new shareholders. Information from, and references to, these geological reports can be found within the following sections of the Company's Form 10-K: Material Terms of Related Party Agreements, Garnet Geology and Garnet Mining History.

11:   We will continue to incur losses for the foreseeable future.

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

12:   Because access to the mineral property may be restricted by inclement weather, the Company may be delayed in its exploration efforts.

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

13:   If management cannot devote sufficient time to operations, its business may fail.

Mr. Sauve, our President, Chief Executive Officer and Chief Financial Officer, devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Sauve. Mr. Aaron Charlton, our Senior Consultant, also devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Charlton. J. Robert Flesher, our Vice President of Mining and Geology, devotes his full time and attention to our exploration program. We have an oral Employment Agreement with Mr. J. Robert Flesher. BJ Ambrose, our Vice President of Corporate Finance, devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Ambrose. Tim Matthews, our Vice President of Marketing, devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Matthews. (See "Material Terms of Employment Agreements" on page 69 of the Company's Form 10-K.) Currently, we retain the services of five consulting geologists on a part-time basis. If our management is unable to devote a sufficient amount of time to manage our operations, our business could fail.

14:   Sales of substantial amounts of common stock may adversely affect prevailing market price.

Our President, CEO, CFO and Director, Mr. Eric Sauve, is the beneficial owner of 3,118,945 shares of our common stock, which equates to 13.9% of our issued and outstanding common stock. Our Senior Consultant and NEO, Aaron Charlton, is beneficial owner of 8,895,181 shares of our common stock which equates to 39.57% of our issued and outstanding common stock. Rodney K. Haynes beneficially owns 4,549,576 shares of our common stock which equates to 20.24% of our issued and outstanding common stock. On January 5, 2010 our Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. There is presently no public market for our common stock; however, we propose to apply for quotation of our common stock on the NASD Over-The-Counter Bulletin Board ("OTCBB") upon the effectiveness of our Form 211 application with FINRA. If our shares are publicly traded on the OTCBB, Mr. Sauve, Mr. Charlton and/or Rodney K. Haynes and/or Creative Finance Investments, LLC Profit Sharing Plan will be eligible to sell their shares publicly, subject to the volume limitations of Rule 144. The sale of a large number of shares at any price may cause the market price to fall. Sales of substantial amounts of common stock or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

15:   The effects of negative cash flow and errors in estimated cash requirements to a mineral exploration, development and production company, whose current property is in the exploration stage.

We have had negative cash flows from operations, and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling ($1,064,578) for the three month period ending March 31, 2010 and cumulative losses of ($5,664,619) from inception, March 15, 2007, through March 31, 2010. We do not expect positive cash flow once we begin production in the near term and our cash requirements are expected to stay at their current levels. Further, there is no assurance that actual cash requirements will not exceed our estimates, or that any production will be realized as anticipated.

We will depend almost exclusively on outside capital to pay for our continued exploration and development of our Garnet Mineral Property. Such outside capital may include the sale of additional stock and/or debt financing. Capital may not continue to be available to meet the continuing exploration and development costs, nor is there any assurance that if capital is available, that it will be on terms acceptable to us.

The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current shareholders. Obtaining debt financing, assuming debt financing is available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on the terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or close operations of our business, the result of which would be that our shareholders would lose some, if not all, of their investment.

16:   The mine exploration business is highly competitive.

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

17:   A ready market may not exist for the sale of the future identified proven/probable reserves.

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

18:   There is a risk that new regulations could increase our costs.

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

19:   In the event that our mining claims become invalid, we will lose all rights that we have in the 23 patented and 122 unpatented mining claims.

The 23 patented and 122 unpatented mining claims are owned by Commonwealth Resources, LLC and are under an option to us. WGM Group, a professional survey company in Missoula, Montana, surveyed, staked and filed all 122 unpatented claims. These claims were staked on public lands administered by the Bureau of Land Management. The right to conduct exploration, development and production mining programs on these 122 unpatented mining claims is subject to permitting by the Bureau of Land Management. The right to conduct exploration, development and production mining programs on the 23 patented mining claims is subject to permitting by the Montana Department of Environmental Quality. The invalidity of any claims would have an adverse affect on any future revenues.

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

Grant Hartford Corporation has the initial responsibility to pay the Bureau of Land Management annual assessment fees, which are currently $125 for each 122 unpatented claim for a total annual amount of $15,250 and the property taxes on the 23 patented claims in the annual amount of $1,362. If these fees are not satisfied by GHC, Commonwealth Resources, LLC will then make arrangements for payment of such fees. Failing both companies' fee payment, GHC would lose its rights in the claims and the shareholders would be subsequently adversely affected.

20:   In the event we fail to make our scheduled option payments, we will lose all interest that we have in the patented and unpatented mining claims.

The 23 patented and 122 unpatented mining claims are owned or optioned by Commonwealth Resources, LLC and are under option to us from Commonwealth Resources, LLC. Under the Grant Hartford Option Agreement, we are required to make annual option payments of $190,000, for the first five (5) year period of the agreement and $400,000 for the final two (2) year period, and annual access lease payments of $60,000 in order to keep our option to purchase the mineral rights to the patented and unpatented mining claims valid. In the event that the option payment and access lease payment are not paid by the deadline, and Commonwealth Resources LLC is unwilling to negotiate an extension, we risk losing all rights in and to the claims.

21:   Compliance with Sarbanes-Oxley may result in our inability to achieve profitability.

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

Risk Factors Relating to Our Common Stock

22:   We are required to annually evaluate our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material effect on the potential price of our common stock.

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

23:   Indemnification of Officers and Directors.

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

24:   We are subject to "Penny Stock" rules.

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

25:   We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

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

26:   The effect of gold market price fluctuations on our common stock.

Gold prices have fluctuated over the last decade and appear to have hit a high in the last six months. These fluctuations, however, could likewise fluctuate downward. Such downward trending fluctuations would be beyond the control of the Company, and could have an adverse effect on the price of the Company's stock. Concurrently, while the price of gold has been able to maintain a higher than usual price, which may be due in part to the depressed world economy and the depressed United States Dollar, the world economy may correct itself in the next several years. In that event the price of gold may lose its value, and there may be an adverse effect on the price of the Company's stock, resulting in a depressed shareholder value.

27:   We do not expect to distribute cash dividends.

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

28:   There is no public trading market for our common stock and no public market may develop.

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

29:   A purchaser of our shares runs the risk of losing his entire investment.

Only persons that can bear the economic risk of their investment for an indefinite period of time and can afford the total loss of their investment should consider the purchase of our shares.

30:   Issuance of additional securities.

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

31:   If our shares are quoted on the Over-The-Counter Bulletin Board (OTCBB), we will be required to remain current in our filings with the SEC and our shares will not be eligible for quotation if we are not current in our filings with the SEC.

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

32:   Voting Control by Commonwealth Resources, LLC.

Commonwealth Resources, LLC, owns, collectively, approximately 70.11%, or 15,759,532 shares of our total beneficially owned common stock. Commonwealth Resources, LLC is comprised of four interest holders, which together own the 15,759,532 shares of our Company's common stock. The interest holders and their beneficially owned shares are as follows: Eric Sauve, 1,718,945 shares, Aaron Charlton, 8,895,181 shares, Kim L. Charlton, 1,755,830 shares and Rodney K. Haynes, 3,389,576 shares. Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholders votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transactions such as mergers.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

2008 Convertible Note Offering - Restructuring

Between July 22, 2008 and November 6, 2008, the Company entered into eight (8) Non-Convertible Notes (the "Notes") in the aggregate sum of $271,500, the Notes were entered into pursuant to exempt transactions provided by Section 4(2) of the Securities Act of 1933, as amended. During the three month period ending March 31, 2010, the Company offered the Note holders the option of converting the Notes for one share of the Company's no par value common stock at a purchase price of 95% of the PPM's Unit price dated January 22, 2010, as described below or $0.95, rather than the initial share price quoted on the first day listed on the Over-The-Counter-Bulletin-Board or on the closing date that the election is made. The Notes also had an incentive bonus of 2.5% of the principal amount for in the Company's no par value common stock. As of March 31, 2010, Notes equaling $41,500 have been converted for 44,776 shares of the Company's no par value common stock.

2009 Promissory Notes

Between January 1, 2009 and January 20, 2010, the Company entered into one hundred and six (106) Promissory Notes (the "Promissory Notes") in the aggregate sum of $3,575,987.73. The Promissory Notes were entered into pursuant to a corporate debt transaction, pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

2010 Exempt Offering

On January 22, 2010, pursuant to a Private Placement Memorandum (PPM), upon which the Company relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering on a "best efforts" basis, an aggregate of 5,000,000 Units, each Unit consisting of One (1) "unregistered and restricted" share of GHC's no par value common stock (the "Shares") and One (1) warrant to purchase an additional "unregistered and restricted" share of GHC's no par value common stock at an exercise price of One Dollar and Fifty Cents ($1.50) per share, exercisable for two (2) years following the unit purchase (the "Warrants"). Collectively the Shares and Warrants are hereinafter referred to as the "Units" that are being offered at a purchase price of One Dollar ($1.00) per Unit (the "Offering"). As at March 31, 2010, $3,002,188 worth of short-term notes and accrued interest were satisfied through the purchase of 3,002,188 Units, and 522,124 Units were purchased at $522,124 by accredited and a limited number of non-accredited sophisticated investors. The Offering has been extended until the earlier to occur of (a) the sale of $5,000,000 in the aggregate principal amount of the Units or (b) July 21, 2010 or (c) the Company determines to close the Offering prior to the expiration of the Offering Period.

Shares Vested But Unissued to Officers of the Company

During the period ending March 31, 2010 and pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended and an Employment Agreement dated March 1, 2009, between the Company and BJ Ambrose, the Company's Vice President of Corporate Finance, Mr. Ambrose became entitled to 100,000 shares of the Company's no par value common stock at the purchase price of One Dollar ($1.00) per share, for a total consideration of services valued at One Hundred Thousand Dollars ($100,000). On March 6, 2010, the Board of Directors authorized the additional issuance of 138,800 shares of the Company's no par value common stock to Mr. Ambrose, pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended and at the purchase price of One Dollar ($1.00) per share, for a total consideration in services rendered valued at One Hundred Thirty-Eight Thousand Eight Hundred Dollars ($138,800).

During the period ending March 31, 2010 and pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended and an Amended Employment Agreement dated January 25, 2010, between the Company and Tim Matthews, the Company's Vice President of Marketing, Mr. Matthews became entitled to 100,000 shares of the Company's no par value common stock at the purchase price of One Dollar ($1.00) per share, for a total consideration of services valued at One Hundred Thousand Dollars ($100,000). On March 6, 2010, the Board of Directors authorized the additional issuance of 18,300 shares of the Company's no par value common stock to Mr. Matthews, pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended and at the purchase price of One Dollar ($1.00) per share, for a total consideration in services rendered valued at Eighteen Thousand Three Hundred Dollars ($18,300).

The 238,800 and 118,300 shares of the Company's no par value common stock have been vested and the Company anticipates issuing the shares during the second quarter ending June 30, 2010.

Use of Proceeds From Registered Shares

The Company's Registration Statement filed on Form S-1 was deemed effective by the United States Securities and Exchanges Commission on January 5, 2010. The file number for this Form S-1 is 333-155507. The Company's offering in connection with this Registration Statement has not yet commenced due to the fact that the Company is currently compiling the necessary .information to complete the 211 filing with FINRA and the subsequent filing with DTC in order to begin electronic trading.

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.     (Removed)

N/A.

ITEM 5.     Other Information.

On March 6, 2010, the Company approved and signed a letter of intent with Commonwealth Resources, LLC to purchase additional patented and unpatented mining claims in exchange for shares of the Company's no par value common stock. The number of shares are yet to be determined. The Company is in negotiations to determine the total patented and unpatented claims to be purchased and the number of shares to be issued as consideration. A final agreement has not been reached and the letter of intent is non-bonding.

On April 12, 2010, the Company filed its Annual Report with the Montana Secretary of State, whereby the Company changed its principal office address from 619 SW Higgins Ave., Ste O, Missoula MT 59803, to 2620 Connery Way, Missoula, MT 59808. The space is being provided by an Officer and Director of the Company at no charge.

ITEM 6.     Exhibits.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, Chief Financial Officer and Director as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Secretary/Treasurer and Director, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of the Chief Executive Officer/Chief Financial Officer and its Secretary/Treasurer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GRANT HARTFORD CORPORATION
Registrant

Date:     May 17, 2010

By:   /s/ Eric Sauve
        Eric Sauve
        President, Chief Executive Officer, Chief Financial Officer and Director

Date:     May 17, 2010

By:   /s/ David Gilmer
        David Gilmer
        Secretary/Treasurer and Director