Form 10-Q
period 2010-06-30
GRANT HARTFORD CORP
filed 2010-08-23
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, the registrant had outstanding 32,324,127 shares of common stock, no par value per share.

GRANT HARTFORD CORPORATION
FORM 10-Q

For the quarterly period ended June 30, 2010

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

PART II - Other Information

Signatures	25

ii

ITEM 1.     Financial Statements

GRANT HARTFORD CORPORATION (A Development Stage Company)
FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

REVIEWED FINANCIAL STATEMENTS

Index to Financial Statements

PAGE #
Condensed Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	F-1

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited), and Since Inception (March 15, 2007) to June 30, 2010 (Unaudited)	F-2

Condensed Statements of Stockholders' Equity (Deficit) From the Date of Inception (March 15, 2007) Through June 30, 2010 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited), and Since Inception (March 15, 2007) to June 30, 2010 (Unaudited)	F-4 to F-5

Notes to Financial Statements	F-6 to F-11

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2010 (Unaudited) AND DECEMBER 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

Current Assets
Cash	$ 7,025	$ 63,687
Prepaid option payment: mineral rights	309,685	294,606
Prepaid expenses and deposits	188,417	95,013
Total Current Assets	505,127	453,306
Non-current Assets
Buildings, improvements and equipment, net of accumulated depreciation of $29,137 and $13,061, respectively.	284,529	215,335
Mineral rights	7,952,917	2,857,917
Total Non-current Assets Total Assets	8,237,446 $ 8,742,573	3,073,252 $ 3,526,558

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$ 870,268	$ 1,149,444
Short-term notes	140,000	3,369,188
Convertible notes payable	0	271,500
Due to related parties	366,683	299,949
Capital lease payable	49,722	26,279
Total Current Liabilities	1,426,673	5,116,360

Long-Term Liabilities
Capital lease payable	27,398	10,618

Total Liabilities	1,454,071	5,126,978

Stockholders' Equity (Deficit)
Common Stock: No par value; 100,000,000 shares authorized, 32,324,127 and 21,450,195 issued and outstanding, respectively	13,959,595	2,999,621
Preferred Stock: $0.0001 par value per share, 50,000,000 shares authorized, zero issued and outstanding	0	0
Accumulated deficit - exploration stage	(6,671,093)	(4,600,041)
Total Stockholders' Equity (Deficit)	7,288,502	(1,600,420)

Total Liabilities and Stockholders' Equity (Deficit)	$ 8,742,573	$ 3,526,558

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception March 15, 2007 to June 30,
	2010	2009	2010	2009	2010

Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

Expenses
Financial conference fees	0	0	0	0	31,250
Management fees	132,940	155,800	588,462	250,800	1,590,664
General and administrative	148,745	145,351	297,119	180,896	1,010,079
Professional fees	107,124	100,586	248,634	119,390	627,117
Geological and mining expenses	553,508	199,960	805,574	222,145	2,919,659
Interest Expense	49,198	25,948	101,510	34,726	304,194
Surface access lease payments	14,959	19,459	29,753	34,253	188,130

Net loss	$ (1,006,474)	$ (647,104)	$ (2,071,052)	$ (842,210)	$ (6,671,093)
Loss Per Share
Basic and Diluted	$ (0.018)	$ (0.030)	$ (0.083)	$ (0.039)	$ (0.324)

Weighted Average Number of shares outstanding:

Basic and Diluted	26,585,944	21,450,195	24,966,389	21,450,195	20,611,180

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
SINCE INCEPTION (MARCH 15, 2007) THROUGH JUNE 30, 2010 (Unaudited)

	Common Stock Number of Shares Issued	Value	Accumulated Deficit-Exploration Stage	Stockholder Equity (Deficit)

Balance: March 15, 2007	0	$ 0	$ 0	$ 0

Common stock issued for cash	1,062,900	426,450		426,450
Common stock issued for mineral rights	14,000,000	1,750,000		1,750,000
Common stock issued to founders	1,135,000	1,135		1,135
Common stock issued in exchange for services	16,000	8,000		8,000
Net loss	0	0	(247,857)	(247,857)

Balance: December 31, 2007	16,213,900	2,185,585	(247,857)	1,937,728

Common stock issued for cash	230,670	184,536		184,536
Common stock issued for mineral rights	5,000,000	625,000		625,000
Common stock issued in exchange for services	5,625	4,500		4,500
Net loss	0	0	(971,066)	(971,066)

Balance: December 31, 2008	21,450,195	2,999,621	(1,218,923)	1,780,698

Net loss	0	0	(3,381,118)	(3,381,118)

Balance: December 31, 2009	21,450,195	2,999,621	(4,600,041)	(1,600,420)

Common stock issued for cash	890,688	890,688		890,688
Common stock issued for mineral rights	5,000,000	5,000,000		5,000,000
Common stock converted from debt and interest	351,289	333,724		333,724
Common stock issued in payment of debt and interest	3,860,425	3,860,425		3,860,425
Common stock issued in exchange for services	771,530	875,137		875,137
Net loss	0	0	(2,071,052)	(2,071,052)

Balance: June 30, 2010	32,324,127	$ 13,959,595	$ (6,671,093)	$ 7,288,502

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,		Since Inception March 15, 2007 to June 30
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (2,071,052)	$ (842,210)	$ (6,671,093)
Adjustments to reconcile net loss to cash from operating activities:
Common stock issued in exchange for services	257,100	0	270,735
Common stock issued in payment of interest expense:	71,095	0	71,095
Depreciation and amortization expense	16,075	2,587	29,136
(Increase)/decrease in due from related party	0	(16,946)	0
(Increase)/decrease in prepaid option payment	(15,079)	0	(309,685)
(Increase)/decrease in prepaid expenses and deposits	(79,688)	(1,860)	(163,151)
Increase/(decrease) in accounts payable and accrued expenses	555,728	51,632	1,705,172
Increase/(decrease) in due to related parties	66,734	60,815	366,683
Net cash flows from operating activities	$ (1,199,087)	$ (745,982)	$ (4,701,108)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of buildings and equipment	(33,020)	(21,908)	(217,416)
Investment in mineral rights	(95,000)	(105,532)	(577,917)
Net cash flows from investing activities	(128,020)	(127,440)	(795,333)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on short-term debt	0	(5,100)	(10,250)
Proceeds from short-term debt	405,500	950,900	3,784,938
Common stock issued	890,688	0	1,501,674
Convertible notes payable	0	0	271,500
Payments on capital lease	(25,743)	(7,997)	(44,396)
Net cash flows from financing activities	1,270,445	937,803	5,503,466

Change in cash during the period	(56,662)	64,381	7,025

Cash, beginning of period	63,687	1,535	0

Cash, end of period	$ 7,025	$ 65,916	$ 7,025

SUPPLEMENTAL DISCLOSURES

Interest paid	$ 6,570	$ 3,103	$ 15,466

Income taxes paid	$ 0	$ 0	$ 100

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2009, the Company entered into a capital lease with Maptek for the use of three dimensional (3D) mining software. The lease is for twenty four (24) months and includes a maintenance agreement. The Company capitalized the software for $44,000, recorded a prepaid asset for the maintenance agreement for $11,550, and recorded a capital lease payable for $55,550.

On April 15, 2010, the Company entered into a capital lease with Maptek for the use of three dimensional (3D) mining software. The lease is for twenty four (24) months and includes a maintenance agreement. The Company capitalized the software for $52,250, recorded a prepaid asset for the maintenance agreement for $13,716, and recorded a capital lease payable for $65,966.

Between January 22, 2010 and May 24, 2010, the Company offered the Company's shares through a Private Placement Memorandum which is more fully described in Note 6. As a result, the Company offered and successfully satisfied $3,860,425 worth of short term notes and accrued interest through the purchase of 3,860,425 units.

Pursuant to the Convertible Note transaction more fully described in Note 6, convertible notes and related interest payable totaling $333,724 have been converted for 351,289 shares of the Company's no par value common stock as of June 30, 2010.

During 2010, the Company issued 771,530 shares of the Company's no par value common stock totaling $875,137 in payment of professional services. Of this amount, $527,771 was in payment of services accrued as of December 31, 2009 and $347,366 was in payment of current services included in management fees and geological and mining expenses shown on the condensed statements of operations.

On May 24, 2010, the Company entered into the Share Purchase Agreement with Commonwealth Resources, LLC, whereby the Company agreed to issue 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration of $5,000,000, in exchange for mineral rights. This transaction is more fully described in Note 4 of these Financial Statements.

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of June 30, 2010 and December 31, 2009, the results of its operations and cash flows for the six months ended June 30, 2010 and 2009 and for the period since inception (March 15, 2007) through June 30, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10 K to the Securities and Exchange Commission for the year ended December 31, 2009.

The results of operations and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year's operation.

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

The Company is in the "Exploration Stage" and is engaged in the exploration of the Garnet mineral property in order to identify the presence of proven/probable reserves. The Company has not begun exploitation of these deposits. As a result, no amounts have been capitalized related to mineral property exploration as of June 30, 2010 and December 31, 2009.

Accumulated mineral property costs are amortized using the units of production ("UOP") method based on estimated recoverable ounces or pounds in proven and probable reserves.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived Assets: The Company periodically assesses the carrying value of long lived assets in accordance with FASB ASC 360 10 (SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets"). The Company evaluates the recoverability of long lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Mining assets, including mineral rights and mine development, are also periodically assessed for impairment in accordance with FASB ASC 360 10 and FASB ASC 930 360 35 (EITF 04 3, "Mining Assets: Impairment and Business Combinations").

There was no loss on impairment for the periods ended June 30, 2010 and 2009.

3. BUILDINGS, IMPROVEMENTS AND EQUIPMENT

Buildings, improvements and equipment consists of the following:

	June 30, 2010	December 31, 2009
Construction in progress	$ 181,104	$ 149,304
Buildings and improvements, net of accumulated depreciation of $110 and $7, respectively.	7,867	6,750
Equipment, net of net of accumulated depreciation of $29,027 and $13,054, respectively.	95,558	59,281

Total	$ 284,529	$ 215,335

4. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value
Garnet, Montana stock issued 06/15/2007	$ 2,375,000	$ 0	$ 2,375,000
Garnet, Montana option payment for 2007	102,917	0	102,917
Garnet, Montana option payment for 2008	190,000	0	190,000
Garnet, Montana option payment for 2009	190,000	0	190,000
Garnet, Montana option payment through 6/30/2010 stock issued 6/24/2010	95,000 5,000,000	0 0	95,000 5,000,000

TOTAL			$ 7,952,917

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

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

4. MINERAL RIGHTS (Continued)

The Company makes annual payments of $190,000 pursuant to its option agreement with Commonwealth Resources, LLC, a related party. The President, CEO, CFO and Director of the Company, Eric Sauve, and the Company's Senior Consultant and NEO, Aaron Charlton, are also owners in Commonwealth Resources, LLC. Additions for the period ended June 30, 2010 represent the quarterly allocation of the option payment. The Company has prepaid $309,685 and $294,606 in option payments as of June 30, 2010 and December 31, 2009, respectively.

On March 6, 2010, the Company approved and signed a non binding letter of intent with Commonwealth Resources, LLC to purchase additional unpatented mining claims in exchange for shares of the Company's no par value common stock. Pursuant to the Share Purchase Agreement dated May 24, 2010, between Commonwealth Resources, LLC and the Company, the Company purchased 91 unpatented mining claims and 8 prospecting leases on Bureau of Land Management owned patented mining claims in consideration for the issuance of 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration valued at $5,000,000. Additionally, the Company agreed to pay to CWR, within fifteen (15) days of the end of each calendar month, a five percent (5%) net smelter return on any ore processed by the Company from ninety (90) of the ninety-one (91) unpatented mining claims, excluding ore processed from the Shamrock unpatented mining claim. On May 26, 2010 the Company filed the required 8 K regarding the Share Purchase Agreement and the transaction was subsequently approved by the Company's shareholders on June 24, 2010.

5. NOTES PAYABLE

Pursuant to the PPM transaction more fully described in Note 6, as of May 24, 2010, short-term notes equaling $3,634,688 was satisfied through the issuance of 3,634,688 shares of the Company's no par value common stock.

Pursuant to the Convertible Note transaction more fully described in Note 6, as of June 30, 2010, notes equaling $271,500 have been converted for 285,789 shares of the Company's no par value common stock.

Accrued interest on the notes totaled $765 and $193,788 for the period ended June 30, 2010 and for the year ended December 31, 2009, respectively. These amounts are included in accounts payable and accrued expenses on the balance sheet. The Company settled $193,788 of accrued interest for 196,029 shares of common stock as of June 30, 2010. The Company also settled $94,173 of current interest expense for 95,208 shares of common stock as of June 30, 2010.

The Company had one short-term note that had not been satisfied with shares of stock for $15,000. The Company has also entered two new short-term notes for $125,000. As of June 30, 2010, short-term notes payable totaled $140,000 which were due on or before June 29, 2011 at interest rates ranging from 0% to 12.50%.

6. CAPITAL LEASE PAYABLE

The Company has entered into a lease of computer software under a capital lease payable in monthly installments of $3,266 with interest of 17.13% and expiring on April 15, 2012. As referenced on the supplemental disclosure of non cash investing and financing activities, the Company capitalized software for $52,250, recorded a prepaid asset for the maintenance agreement for $13,716, and recorded a capital lease payable for $65,966.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

7. EQUITY

Between January 22, 2010 and May 24, 2010, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we offered on a best efforts basis, an aggregate of 5,000,000 units, each consisting of One (1) "unregistered and restricted" share of GHC's no par value common stock (the "Shares") and One (1) warrant to purchase an additional "unregistered and restricted" share of GHC's no par value common stock at an exercise price of $1.50 per share, exercisable for two (2) years following the unit purchase (the "Warrants"). Collectively the Shares and Warrants are hereinafter referred to as the "Units" that were offered at a purchase price of $1.00 per Unit (the "Offering"). The Company issued 890,688 units for a total of $890,688 in cash.

Between July 22, 2008 and November 6, 2008, the Company entered into eight (8) Non-Transferable Convertible Notes (the "Notes") in the aggregate sum of $271,500. The Notes were entered into pursuant to exempt transactions provided by Section 4(2) of the Securities Act of 1933, as amended. The Company offered the Note holders the option of converting the Notes for one share of the Company's no par value common stock at a purchase price of 95% of the PPM's Unit price dated January 22, 2010, rather than the initial share price quoted on the first day listed on the Over-The-Counter-Bulletin-Board or on the closing date that the election is made. The Notes also had an incentive bonus of 2.5% of the principal amount for in the Company's no par value common stock. Convertible notes and related interest payable totaling $333,724 have been converted for 351,289 shares of the Company's no par value common stock.

On May 24, 2010, the Company entered into the Share Purchase Agreement with Commonwealth Resources, LLC, whereby the Company agreed to issue 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration of $5,000,000, in exchange for mineral rights. This transaction is more fully described in Note 4 of these Financial Statements.

Warrants

     Warrant transactions are summarized as follows for the period ended:

	June 30, 2010
	Number	Exercise Price
Outstanding, beginning of period	1,030,195	$1.50-$2.00
Granted	4,751,113	1.50
Exercised	0	0.00
Expired	(304,095)	$1.50-$2.00

Outstanding, end of period	5,477,213

Pursuant to the PPM transaction described above, the Company issued one (1) warrant with each common share issued under a private placement between January 22, 2010 and May 24, 2010. Each warrant is exercisable at $1.50 into one common share of the Company and expire two years from the date of issuance.

Previously issued warrants are exercisable at $1.50 into one common share of the Company and expire between July and October 2010.

These shares were excluded from diluted earnings per share as their effect would be anti-dilutive.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

8. RELATED PARTY TRANSACTIONS

At June 30, 2010, a total of $366,683 (December 2009 - $299,949) is payable to directors and management for services. These outstanding amounts payable are unsecured and non interest bearing with no fixed terms of repayment.

The Company pays for services from Garnet Range Resources, LLC, a related party. These services consist of road maintenance, equipment rental, earth moving services, labor, and other services as needed. For the six months ended June 30, 2010, the Company had been billed $57,810 for services (December 2009 - $229,564). As of June 30, 2010, the Company had also prepaid for services of $85,115 (December 2009 - $31,826). The Company's President and CEO is an owner of Garnet Range Resources, LLC.

The company also leases a vehicle from Garnet Range Resources, LLC. The lease is for a period of two years starting April 22, 2009. The lease amount for the entire two year period was $4,500, which was due in its entirety at the beginning of the lease. The Company is responsible for providing insurance coverage and all repairs, maintenance and licensing on the vehicle.

Pursuant to the Share Purchase Agreement dated May 24, 2010, the Company purchased various mineral rights from Commonwealth Resources, LLC, a related party. The Company's President, CEO, CFO and Director, Eric Sauve, and the Company's Senior Consultant and NEO, Aaron Charlton, are owners of Commonwealth Resources, LLC. This transaction is more fully described in Note 4 of these Financial Statements.

The Company pays for accounting and payroll services from Junkermier, Clark, Campanella, Stevens, PC, a related party. For the six months ended June 30, 2010, the Company had been billed $41,488 for services (December 2009 - $59,129). The Company's Corporate Secretary and Board Member is an owner of Junkermier, Clark, Campanella, Stevens, PC.

9. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

10. OTHER MATTERS

The Company has entered into an Agreement with O'Keefe Drilling Company, Inc. (O'Keefe) for a maximum of $1,000,000 in drilling services. Pursuant to the agreement, the Company was to pay O'Keefe forty percent (40%) of invoiced services in cash and sixty percent (60%) in common stock at a value of $1.25 per share to be offered in an exempted offering pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to a Subscription Agreement and Summary dated May 25, 2010, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company is to issue O'Keefe Drilling an aggregate of 480,000 shares of the Company's no par value common stock at an offering price of $1.25 per share, for a total purchase price of drilling services valued at $600,000. As of May 25, 2010, O'Keefe Drilling had preformed services pursuant to the O'Keefe Agreement described above valued at $518,037, for a total issuance of 414,430 shares of the Company's no par value common stock. As of June 30, 2010 O'Keefe Drilling preformed additional drilling services valued at $28,762, which is to be settled through the issuance of 23,010 shares of the Company's stock pursuant to the Subscription Agreement and Summary dated May 25, 2010.

Based upon the terms of the contract, the Company has an accrued expense of $252,738 on the balance sheet for drilling services performed by O'Keefe through June 30, 2010. Of the $252,738 owed to O'Keefe, $28,762 is required to be settled in shares, for a total of 23,010 shares.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

10. OTHER MATTERS (CONTINUED)

These 23,010 shares along with the balance of 42,560 shares due to O'Keefe Drilling pursuant to the Subscription Agreement and Summary will be issued to O'Keefe Drilling upon completion of the balance of the drilling services valued at $53,200 during the third quarter ending September 30, 2010.

Based upon the terms of the contract, the Company has an accrued expense of $252,738 on the balance sheet for drilling services performed by O'Keefe through June 30, 2010. Of the $252,738 owed to O'Keefe, $28,762 is required to be settled in shares, for a total of 23,010 shares pursuant to the Subscription Agreement and Summary dated May 25, 2010.

11. SUBSEQUENT EVENTS

On July 13, 2010, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering through its Placement Agent, Matrix Capital Group, on a best efforts basis, an aggregate of 4,400,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Shares") at a purchase price of $1.25 per Series A Preferred Share. As of August 11, 2010, the $1,000,000 threshold has not been reached in order to complete the first closing of the PPM. Thus, as of August 20, 2010, there have been no sales of securities.

Pursuant to the terms of the PPM dated July 13, 2010, the Company filed its Amended and Restated Articles of Incorporation on July 13, 2010, wherein it set forth the Preemptive and other special voting rights afforded the holders of the Company's $0.0001 par value Series A Preferred Stock. Generally, the Series A Preferred Shares will vote concurrently with the Common Stock on an as-converted basis, as a single class. For so long as any Series A Preferred Shares remain outstanding, the vote or written consent of the holders of at least a majority of the outstanding Series A Preferred Shares, voting together as a single class on an as-if converted basis, shall be necessary for effecting or validating the following actions: (i) any amendment, alteration, or repeal of any provision of the Articles of Incorporation or the Bylaws of the Company; (ii) any increase in the authorized number of shares of any class of stock; (iii) any authorization, designation or issuance, whether by reclassification or otherwise, of any new or existing class or series of stock or any other securities convertible into equity securities of the Company ranking subordinate to, in parity with, or senior to, the Series A Preferred Shares in right of redemption, liquidation preference, voting or dividends or any increase in the authorized or designated number of any such new class or series of stock, provided, however, that such approval shall not be required for a "Qualified IPO" as defined herein; (iv) any redemption or repurchase with respect to common stock (excluding shares repurchased upon termination of an employee or consultant pursuant to a restricted share purchase agreement); (v) any agreement outside of the normal course of business, by the Company or its stockholders regarding an asset transfer or acquisition; (vi) any action that results in the payment or declaration of a dividend on any shares of common stock or preferred stock; (vii) any voluntary dissolution or liquidation of the Company or any reclassification or recapitalization of the outstanding capital stock of the Company; (viii) any increase or decrease in the authorized number of members of the Company's Board; and (ix) any borrowings, loans or guarantees in excess of $500,000, unless the proposed creditor agrees to enter into an inter-creditor agreement which acknowledges that the gold escrowed to satisfy the Series A Redemption Amount shall not be subject to execution to satisfy any claim that the proposed creditor may have in the event of default by the Company. In addition to these voting rights, the Series A Preferred Shareholders are entitled to additional preferences, including, liquidation preferences, redemption in 0.999 purity gold, anti-dilutive preferences, rights of first refusal and co-sale, along with the authority to name one member of the Board of Directors.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

These financial statements and the documents incorporated herein it by reference contain forward-looking statements that involve known and unknown risks and uncertainties. Examples of forward-looking statements include: projections of capital expenditures, competitive pressures, revenues, growth prospects, product development, financial resources and other financial matters. You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or the negative of such terms, or other comparable terminology.

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

Executive Summary

We are in the business of developing mineral properties in the state of Montana. We have acquired an option to purchase the mineral rights on 23 patented mineral claims and 122 unpatented mineral claims for a seven year period. We intend to exercise this option; however, we are currently in the process of developing four of the patented mineral claims and continuing the evaluation of the remaining patented and unpatented claims. On May 24, 2010, we acquired an additional eight (8) prospecting leases on Bureau of Land Management ("BLM") owned patented mining claims and ninety-one (91) unpatented mining claims from Commonwealth Resources, LLC, through a Share Purchase Agreement.

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

Off Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

(a)   Plan of Operation.

Our independent auditor has noted that there is substantial doubt about our ability to continue as a going concern at December 31, 2009. In light of our lack of revenues, and operating capital, our ability to continue as a going concern is dependent upon future events, such as the successful exploration and the future development and production of the mineral property, our ability to engage the services of highly qualified consultants who have expertise in the industry and our ability to secure additional sources of financing. See Risk Factor No.3, "Auditor has raised substantial doubt about our ability to continue as a going concern."

Our plan of operation is to conduct exploration activities on the Nancy Hanks Lode Mining Claim, ms#5365, the Dewey and Midnight Lode Mining Claims, ms#9833, the International Lode Mining Claim, ms#3612 and the Tiger Lode Mining Claim, ms#5361 and to continue to establish continuity between drill holes of mineralized material found on those claims; to continue exploring the remaining patented and unpatented mining claims in order to designate additional mineralized material; and to proceed with the preparation of a prefeasibility or scoping study. Our 2008 exploration program was designed to quantify, by definition drilling, targets identified by previous exploration programs which were conducted by Pegasus Gold Corporation, Trans-Global Resources, N.L., Garnet Mining Corporation, Western Energy Corporation, American Mining Corporation and Anaconda Corporation. Our geological data base contains geological, geochemical, and geophysical reports, maps, and drill logs prepared from work performed by the previously referenced companies. We currently hold a Small Miners Exclusion Statement (#46-032) issued by the State of Montana which allows us to mine an unlimited amount within a 5 acre area of surface disturbance. We also hold an Exploration License (#00545), which has been issued by the State of Montana.

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

Mr. Flesher has also prepared the "2010 Grant Hartford Exploration Plan," which sets forth the drilling plan for the 2010 drilling season, which began on April 15, 2010. During the 2010 drilling season, we plan to add further definition to the identified mineralized material zones, by core drilling an additional 2,000 - 5,000 feet. We plan to complete down hole surveys of all core drilling holes in 2010, which will assist in establishing proven/ probable reserves through the completion of the Company's pre-feasibility study and will ultimately assist in future mine planning. This work will primarily take place on the Nancy Hanks, Willie and Tostman mineral claims, as well as other areas on our Garnet Mineral Property. We will continue to incorporate the available historic mining data on the Garnet Mineral Property into our Vulcan Sub-Surface 3D Mine Modeling Program. We have plans to establish an on-site fire assay laboratory for more efficient field assessment, and a mapping program is scheduled to begin on our Garnet Mineral Property in 2010. The mapping program began during the first quarter of 2010 and is anticipated to consist of geological field work at various localities on the Garnet Mineral Property, which will be used to add clarity to the structural configuration of our mineralized material systems, and further define and establish our future proven/probable reserve estimate. We began mill and mine engineering in May, 2009 and largely completed this engineering work in December, 2009. We intend to use this data, along with all historic drill data on the Garnet Mineral Property in order to complete our pre-feasibility study in the third quarter of 2010. Pending the outcome of mine engineering, mill engineering and the pre-feasibility study, we anticipate beginning mining operations and construction of an onsite mill for processing mined ore in the second quarter of 2010, subject to sufficient financing.

The Company incurred expenses of $2,071,052 for the six month period ending June 30, 2010. The monthly average expenditure during the first and second quarters of 2010 was $345,175.

EXPENSES	Six Months Ended June 30, 2010	Nine Months Ended June 30, 2010 Estimated
Financial conference fees	$0	$30,000
Management fees	$588,462	$1,004,743
General and administrative	$297,119	$450,000
Professional fees	$284,634	$300,000
Geological and mining expenses	$805,574	$1,200,000
Interest expense	$101,510	$101,510
Surface access lease payments	$29,753	$30,000
Total	$2,071,052	$3,116,253

The Company anticipates incurring expenses of $3,116,253 for the nine month period ending September 30, 2010 reflecting the continuation of the Company's drilling program through the third quarter of 2010 and continued mill engineering, mine engineering, and the anticipated release of our feasibility study during the third quarter of 2010. The monthly average expenditure for both capital and expense items during the nine month period ending September 30, 2010 is estimated to be $346,250. Although the Company anticipates hiring a full time CFO, a consulting geologist, a Vulcan program operator, and two part time administrative assistants during the fourth quarter ending December 31, 2010, we anticipate our operating expenses will remain constant at approximately $3,357,000 during the fiscal year ending December 31, 2010.

(b)   Management Discussion and Analysis of Financial Condition.

Liabilities	At June 30, 2010	At December 31, 2009
Accounts payable and accrued expenses	$870,268	$1,149,444
Short-term notes	$140,000	$3,369,188
Convertible notes payable	$0	$271,500
Due to related parties	$366,683	$299,949
Capital lease payable	$49,722	$26,279
Long-term capital lease payable	$27,398	$10,618
Total Liabilities	$1,454,071	$5,126,9787

As at June 30, 2010, we had total liabilities of $1,454,071 as compared to total liabilities of $5,126,978 at December 31, 2009, representing a decrease of $3,672,907, or approximately 72%. This decrease was due to the payment of $100,000 of services accrued that were due and payable pursuant to employment agreements with the Company's Vice President of Corporate Finance and Vice President of Marketing through the Company issuing 100,000 shares of the Company's no par value common stock at One Dollar ($1.00) per share during the first quarter of 2010. This decrease was also due to the payment of drilling services to O'Keefe Drilling pursuant to the Subscription Agreement and Summary dated May 25, 2010, whereby the Company issued 414,430 shares of the Company's no par value common stock at $1.25 per share for a total purchase price of drilling services valued at $518,037. This decrease was also due to the conversion of principal and interest due pursuant to the Non-Transferable Convertible Notes of $333,724 into 351,289 shares of the Company's no par value common stock. This decrease was, in greater part, due to the satisfaction of $3,860,426 worth of short-term notes and accrued interest by issuing 3,860,426 shares of the Company's no par value common stock in payment of that debt during the first and second quarter of 2010. These transactions are more completely set forth under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 22 of this Form 10-Q.

Stockholders' Equity (Deficit)	At June 30, 2010	At December 31, 2009
Accumulated deficit - exploration stage	$(6,671,093)	$(4,600,041)
Total Stockholders' Equity (Deficit)	$7,288,502	$(1,600,420

As compared to the period ended December 31, 2009, the Company's accumulated deficit increased by $2,071,052, or approximately 45%, during the period ended June 30, 2010, which accounts for the net losses for the period, which are further described in the operating loss section above. As compared to the period ended December 31, 2009, the Company's total stockholders' equity increased by $8,888,922, or approximately 555%, during the period ended June 30, 2010. This increase is primarily due to the issuance of 5,000,000 of the Company's no par value common stock at $1.00 per share pursuant to the Share Purchase Agreement with Commonwealth Resources, LLC, wherein the Company acquired eight (8) prospecting leases on BLM owned patented mining claims and ninety-one (91) unpatented mining claims. Among the other stock issuances in the period, this increase is also due to the completion of the 2010 Exempt Offering, which was completed during the second quarter, wherein the Company issued 4,751,113 shares of the Company's no par value common stock at $1.00 per share. Each of these issuances of unregistered securities are further described in Item 2 on page 22 of this Form 10-Q.

Income Taxes

For the period from inception March 15, 2007 through June 30, 2010, we paid $100 in income taxes.

Results of Operations - Period Ended June 30, 2010.

Revenues

As of the three months ending June 30, 2010, we did not generate any revenues as compared to generating no revenues for the three months ending June 30, 2009. For the remainder of the fiscal year ending December 31, 2010, management plans to satisfy our cash requirements and working capital needs through the Company's current Private Placement Memorandum, pursuant to an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, which is being offered through the Company's Placement Agent, Matrix Capital, and on a limited basis through the Company's Officers, in order to proceed with the necessary exploration and development work on the Property.

Operating Loss

EXPENSES	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Financial conference fees	$0	$0
Management fees	$132,940	$155,800
General and administrative	$148,745	$145,351
Professional fees	$107,124	$100,586
Geological and mining expenses	$553,508	$199,960
Interest expense	$49,198	$25,948
Surface access lease payments	$14,959	$19,459
Net Loss	$(1,006,474)	$(647,104)

As of the three month period ending June 30, 2010, we incurred a net loss of ($1,006,474), as compared to a net loss of ($647,104) for the three month period ending June 30, 2009, representing an increased loss of $359,370 or an approximate 56% increase in net losses. This net operating loss was primarily due to an increase in geological and mining expenses of $353,548, or approximately 177%. This increase was due to an increase of definition drilling on the Garnet Mineral Property in order to further define proven and probable reserves, along with increased work on mine planning and design. As compared to the period ended June 30, 2009, the Company's interest expense increased by $23,250, or approximately 90%, primarily due to additional 2009 Promissory Notes during the third and fourth quarters of 2009, which were entered into pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. As compared to the period ended June 30, 2009, the Company's financial conference fees, management fees, general administrative fees, professional fees, interest fees and surface access lease payments stayed approximately the same as compared to the three months ended June 30, 2010. We anticipate our operating expenses during the three month period ending September 30, 2010 to be approximately $1,045,201, which is consistent with the operating expenses incurred during the three month period ending June 30, 2010. This consistency will be attributable to the continued geological examination and engineering development on the Garnet Mineral Property, which began on April 15, 2010 and will continue during the third quarter.

EXPENSES	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Financial conference fees	$0	$0
Management fees	$588,462	$250,800
General and administrative	$297,119	$180,896
Professional fees	$248,634	$119,390
Geological and mining expenses	$805,574	$222,145
Interest expense	$101,510	$34,726
Surface access lease payments	$29,753	$34,253
Net Loss	$(2,071,052)	$(842,210)

As of the six month period ending June 30, 2010, we incurred a net loss of ($2,071,052), as compared to a net loss of ($842,210) for the six month period ending June 30, 2009, representing an increased loss of $1,228,842 or an approximate 146% increase in net losses. This net operating loss was primarily due to an increase in expenses and fees. As compared to the period ended June 30, 2009, the Company's management fees increased by $337,662, or approximately 135%. This is primarily due to Aaron Charlton's and Eric Sauve's salaries increasing from $15,000 per month to $15,900 per month on June 30, 2009, as well as the additional monthly salaries and cash and stock bonuses that were paid to certain employees of approximately $330,000 which did not occur during the period ended June 30, 2009. General and administrative fees increased by $116,223, or approximately 64%, which was due to additional travel, advertising/ marketing, insurance, and various other administrative costs related to the Company's increased financing efforts. Professional fees increased by $129,244, or approximately 108%, as compared to the period ended June 30, 2009, which is due to increased operational activity, the effectiveness of the Company's registration statement on Form S-1 deemed effective on January 5, 2010, and bonuses paid to consultants totaling approximately $55,000 during the first quarter of 2010. Geological and mining expenses increased by $583,429, or approximately 263%, as compared to the period ended June 30, 2009. This increase was due to an increase of definition drilling on the Garnet Mineral Property in order to further define potential proven/probable reserves, along with increased work on mine planning and design. As compared to the period ended June 30, 2009, the Company's interest expense increased by $66,784, or approximately 192%, primarily due to additional 2009 Promissory Notes during the third and forth quarters of 2009, which were entered into pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

Liquidity and Financial Resources

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net Loss	$(2,071,052)	$(842,210)
Net cash flows from operating activities	$1,199,087	$$(745,982)
Net cash flows from investing activities	$(128,020)	$(127,440)
Net cash flows from financing activities	$1,270,445	$937,803
Cash at period end	$7,025	$65,916

As compared to the six month period ended June 30, 2009, the Company's net loss increased by $1,228,842, or approximately 146%, during the six month period ended June 30, 2010. As compared to the six month period ended June 30, 2009, the Net cash flows from operating activities increased by $453,105, or approximately 61%, during the six month period ended June 30, 2010. This increase was due to the additional geological and property expenses and interest expenses that are set forth and discussed in the Operating Losses section above. As compared to the six month period ended June 30, 2009, the Company's net cash flows from investing activities remained approximately the same. As compared to the six month period ended June 30, 2009, the Company's net cash flows from financing activities increased by $332,642, or approximately 35%, during the six month period ended June 30, 2010. This resulted from the Company entering into a limited number of short term notes and through the sale of the Company's no par value common stock pursuant to the 2010 Exempt Offering that is further described in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, on page 22 of this Form 10-Q.

From the date of the incorporation of March 15, 2007 through June 30, 2010, we have raised an aggregate of $1,501,674 in cash through the issuance of 2,184,258 shares of the Company's no par value common stock, and paid debt of $4,194,149, which included interest resulting from the Company's short-term notes, through the issuance of 4,211,714 shares of the Company's no par value common stock. These transactions are more completely set forth under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 22 of this Form 10-Q.

The Company, through its Placement Agent, Matrix Capital, and on a limited basis through its Officers' and Directors' relationships with friends, family members and close business associates, all of which are accredited investors, intends to correct any deficiency in working capital through the sale of its common equity to investors in order to fund its development in 2010. The Company believes it has identified sufficient funding for its growth from these sources.

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

2:    We will require additional funding.

As of June 30, 2010, we had cash in the amount of $7,025. Our 2010 exploration program will require approximately $1,376,000 to complete. We will require additional financing in order to begin and complete future phases of the recommended exploration programs, as well as any additional exploration. We currently do not have any operations and have no income. Our business plan calls for significant exploration expenses. We will also require additional financing if further exploration programs are necessary. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. In the event that our exploration programs are successful in sufficiently estimating the mineralized material continuity between drill holes and we exercise our mineral claim purchase option, we will require additional funds in order to place the patented and unpatented mining claims into the development and commercial production stages. We currently do not have any arrangements for financing and we may not be able to obtain financing when required and on favorable terms. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other metallic minerals and the costs of exploring for, developing and producing these materials. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations.

3:   Auditor has raised substantial doubt about our ability to continue as a going concern.

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have an accumulated deficit since inception of ($6,671,093) for the period from our inception, March 15, 2007, to June 30, 2010, and have no revenues. Our future is dependent upon our ability to obtain financing and upon successful exploration and future development and productions stages on the patented and unpatented mining claims. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered in the exploration stage of mining companies and the high rate of failure of such enterprises. Our auditor's concern may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment. Persons who cannot afford to lose their entire investment should not invest in this offering.

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

5:  We rely on consultants.

We have a written agreement with an independent engineer, Joe Bardswich; that requires him to review all of the historical information available on the mining claims we have under option, the results from the previous exploration work performed on these mining claims, as well as the result of our exploration during the 2008 and 2009 drilling seasons in order to prepare the Company's pre-feasibility study, and to make recommendations based on those reviews. We also have an agreement with CDM Engineering, retaining their services in order to complete mill and property engineering on the Garnet Mineral Property. We also have an oral agreement and written confirmation with our consulting geologist, Ted Antonioli, to perform geological recommendations and assist in the permitting process. We also have an agreement with the University of Montana to utilize the Geological Department and Geographical Information Systems Department to digitize data. We have a verbal agreement retaining the services of Dr. James Sears to lead our geologic team in their mapping of the Garnet Mineral Property, for his assistance with the Vulcan Sub-Surface 3D Mine Modeling Program, and for his service as a Director of the Company. We also have agreements with two consulting junior geologists, Sarah

Clark and Jeff Switzer, for their assistance with sampling, mapping and drill rig activities on the Garnet Mineral Property. In addition, we have agreements with: Norris Labs to perform analyses on geological samples; Kirk Engineering for a water base line study and survey for a mill and tailings impoundment; with J. Robert Flesher for his full time services as Vice President of Mining and Geology; with Aaron Charlton for full time management services and with Eric Sauve for full time management services. In addition, our Employment Contracts with BJ Ambrose for his full time services as the Vice President of Corporate Finance; and with Tim Matthews for his full time services as the Vice President of Marketing expired on March 31, 2010 and April 24, 2010 respectively. Since those dates, Messrs. Ambrose and Matthews have been working on an "at will" basis until the completion of their new Employment Agreements during the third quarter of 2010.

Each of these functions requires the services of persons in high demand in the industry and these persons may or may not always be available when needed. The implementation of our business plan may be impaired if these parties do not perform in accordance with their written and oral agreements.

6:   Common ownership of GHC and Commonwealth Resources, LLC.

One of our material assets is the Option to purchase the 122 and 23 Garnet Mining Claims, which claims are owned, or optioned by Commonwealth Resources, LLC The Optionor, Commonwealth Resources, LLC is owned in part by Mr. Eric Sauve, who is the President, CEO, CFO and Director of Grant Hartford Corporation. In addition, Mr. Aaron Charlton, who is an NEO and a Senior Consultant to the Company, is likewise a majority owner and the Managing Member of Commonwealth Resources, LLC Mr. Charlton negotiated in good faith on behalf of and for the best interest of Commonwealth Resources LLC and Mr. Eric Sauve negotiated on behalf of and in good faith and at arm's length for the best interest of Grant Hartford Corporation. The negotiations concluded in a Letter of Intent which was signed between the parties on March 22, 2007. The Option Agreement became effective on June 15, 2007. At the time the Option Agreement became effective Eric Sauve was not a Membership owner of Commonwealth Resources LLC and did not become a member until August 31, 2007. We, at this point, have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters. In the interim, or until such time as we adopt more definitive conflict of interest and ethics rules, which will include the rules set forth in the Sarbanes-Oxley Act of 2002, Federal legislation. Any future potential conflicts will be governed by the independent members of the Board of Directors. However, any conflict of interest with our President, CEO, CFO, Directors and our Senior Consultant, could result in a loss of confidence by our shareholders or potential investors and could result in a disruption to the business, adversely affecting our Company and the existing shareholders.

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

The 23 patented and 122 unpatented mining claims are owned by Commonwealth Resources, LLC and are under an option to us. WGM Group, a professional survey company in Missoula, Montana, surveyed, staked and filed all 122 unpatented claims. We acquired eight (8) prospecting leases on BLM owned patented mining claims and ninety-one (91) unpatented mining claims on May 24, 2010 from Commonwealth Resources, LLC. These claims were staked on public lands administered by the Bureau of Land Management. The right to conduct exploration, development and production mining programs on these 213 unpatented mining claims is subject to permitting by the Bureau of Land Management. The right to conduct exploration, development and production mining programs on the 23 patented mining claims and 8 prospecting leases on BLM owned patented mining claims is subject to permitting by the Montana Department of Environmental Quality. The invalidity of any claims would have an adverse affect on any future revenues.

In order to keep the 213 unpatented mining claims in good standing, the Bureau of Land Management requires that an annual maintenance fee be paid before August 31st of each year. In the event that these maintenance fees are not paid by the August 31st deadline, the mining claims become invalid and revert to the Bureau of Land Management. In the event that our mining claims become invalid, we will lose all rights that we have in the 213 unpatented mining claims. In order to keep the 23 patented mining claims and 8 prospecting leases on BLM owned patented mining claims in good standing, the Granite County, Montana Treasurer requires assessed property taxes to be paid for each respective mining claim by July 31st of each year. If, or when, property taxes become three years delinquent, we risk losing our rights in the 23 patented mining claims by operation of law.

Grant Hartford Corporation has the initial responsibility to pay the Bureau of Land Management annual assessment fees, which are currently $140 for each 213 unpatented claim for a total annual amount of $29,820 and the property taxes on the 23 patented claims and the 8 prospecting leases on BLM owned patented mining claims in the annual amount of $1,400. If these fees are not satisfied by GHC, Commonwealth Resources, LLC will then make arrangements for payment of such fees. Failing both companies' fee payment, GHC would lose its rights in the claims and the shareholders would be subsequently adversely affected.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal control over financial reporting. Such a report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. If we are unable to maintain and to assert that our internal control over financial reporting is effective, or if we disclose material weaknesses in our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

2010 Exempt Offering

On January 22, 2010, pursuant to a Private Placement Memorandum (PPM), upon which the Company relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering on a "best efforts basis", an aggregate of 5,000,000 Units, each Unit consisting of One (1) "unregistered and restricted" share of GHC's no par value common stock (the "Shares") and One (1) warrant to purchase an additional "unregistered and restricted" share of GHC's no par value common stock at an exercise price of One Dollar and Fifty Cents ($1.50) per share, exercisable for two (2) years following the unit purchase (the "Warrants"). Collectively the Shares and Warrants are hereinafter referred to as the "Units" that are being offered at a purchase price of One Dollar ($1.00) per Unit (the "Offering"). The PPM was subsequently completed and closed on May 24, 2010, of which $3,616,216 worth of short-term notes and accrued interest were satisfied through the purchase of 3,616,216 Units, and 890,689 Units were purchased at $890,689 by 149 accredited and a limited number of non-accredited sophisticated investors.

Commonwealth Resources, LLC Share Purchase Agreement

On May 24, 2010, the Company entered into the Share Purchase Agreement with Commonwealth Resources, LLC, wherein the Company purchased an additional eight (8) prospecting leases on BLM owned patented mining claims and ninety-one (91) unpatented mining claims, this transaction along with the mineral rights are more particularly described in the Share Purchase Agreement, which can be found on the Company's website, www.granthartford.com, and as an attachment to our Form 8-K regarding the Share Purchase Agreement, filed with the Securities and Exchange Commission on May 26, 2010. In consideration for the purchase of the eight (8) prospecting leases on BLM owned patented mining claims and ninety-one (91) unpatented mining claims, the Company issued 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration of mineral interests valued at Five Million Dollars ($5,000,000). In issuing the 5,000,000 shares, the Company relied upon an exemption provided by Section 4(2) promulgated under the Securities Act of 1933, as amended.

2010 O'Keefe Exempt Offering

Pursuant to a Subscription Agreement and Summary dated May 25, 2010, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company was authorized to issue O'Keefe Drilling an aggregate of 480,000 shares of the Company's no par value common stock at an offering price of $1.25 per share, for a total purchase price of drilling services valued at $600,000. As of May 25, 2010, O'Keefe Drilling had preformed services pursuant to the O'Keefe Agreement described above valued at $518,037, for a total issuance of 414,430 shares of the Company's no par value common stock. As of June 30, 2010 O'Keefe Drilling preformed additional drilling services valued at $28,762, which is to be settled through the issuance of 23,010 shares of the Company's stock pursuant to the Subscription Agreement and Summary dated May 25, 2010. These 23,010 shares along with the balance of 42,560 shares due to O'Keefe Drilling pursuant to the Subscription Agreement and Summary will be issued to O'Keefe Drilling upon completion of the balance of the drilling services. Through the completion of this Subscription Agreement and Summary, the Company satisfied the Payment for drilling Services section of the O'Keefe Drilling Agreement, dated February 24, 2009.

2010 Matrix Exempt Offering

On July 13, 2010, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering through its Placement Agent, Matrix Capital Group, on a best efforts basis, an aggregate of 4,400,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Shares") at a purchase price of $1.25 per Series A Preferred Share. As of August 11, 2010, the $1,000,000 threshold has not been reached in order to complete the first closing of the PPM. Thus, as of August 11, 2010, there have been no sales of securities.

Pursuant to the terms of the 2010 Matrix Exempt Offering dated July 13, 2010, the Company filed its Amended and Restated Articles of Incorporation on July 13, 2010, wherein it set forth the Preemptive and other special voting rights afforded the holders of the Company's $0.0001 par value Series A Preferred Stock. Generally, the Series A Preferred Shares will vote concurrently with the Common Stock on an as converted basis, as a single class. For so long as any Series A Preferred Shares remain outstanding, the vote or written consent of the holders of at least a majority of the outstanding Series A Preferred Shares, voting together as a single class on an as if converted basis, shall be necessary for effecting or validating the following actions: (i) any amendment, alteration, or repeal of any provision of the Articles of Incorporation or the Bylaws of the Company; (ii) any increase in the authorized number of shares of any class of stock; (iii) any authorization, designation or issuance, whether by reclassification or otherwise, of any new or existing class or series of stock or any other securities convertible into equity securities of the Company ranking subordinate to, in parity with, or senior to, the Series A Preferred Shares in right of redemption, liquidation preference, voting or dividends or any increase in the authorized or designated number of any such new class or series of stock, provided, however, that such approval shall not be required for a "Qualified IPO"; (iv) any redemption or repurchase with respect to common stock (excluding shares repurchased upon termination of an employee or consultant pursuant to a restricted share purchase agreement); (v) any agreement outside of the normal course of business, by the Company or its stockholders regarding an asset transfer or acquisition; (vi) any action that results in the payment or declaration of a dividend on any shares of common stock or preferred stock; (vii) any voluntary dissolution or liquidation of the Company or any reclassification or recapitalization of the outstanding capital stock of the Company; (viii) any increase or decrease in the authorized number of members of the Company's Board; and (ix) any borrowings, loans or guarantees in excess of $500,000, unless the proposed creditor agrees to enter into an inter creditor agreement which acknowledges that the gold escrowed to satisfy the Series A Redemption Amount shall not be subject to execution to satisfy any claim that the proposed creditor may have in the event of default by the Company. In addition to these voting rights, the Series A Preferred Shareholders are entitled to additional preferences, including, liquidation preferences, redemption in 0.999 purity gold, anti dilutive preferences, rights of first refusal and co sale, along with the authority to name one member of the Board of Directors.

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

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.     (Removed)

N/A.

ITEM 5.     Other Information.

In previous filings of the Company's Form S-1, the Company filed a version of the O'Keefe Drilling Agreement with an incorrect Agreement date of January 24, 2009. A corrected version of that Agreement is attached hereto as Exhibit Number 99.1, wherein the Company has corrected the date to February 24, 2009. The version dated February 24, 2009, supersedes any other agreement between the Company and O'Keefe Drilling Company, Inc.

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

Date:     August 20, 2010

By:   /s/ Eric Sauve
        Eric Sauve
        President, Chief Executive Officer, Chief Financial Officer and Director

Date:     August 20, 2010

By:   /s/ David Gilmer
        David Gilmer
        Secretary/Treasurer and Director