Form 10-Q
period 2010-09-30
GRANT HARTFORD CORP
filed 2010-11-12
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 30, 2010, the registrant had outstanding 32,389,697 shares of common stock, no par value per share.

GRANT HARTFORD CORPORATION
FORM 10-Q

For the quarterly period ended September 30, 2010

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

PART II - Other Information

Signatures	25

ii

ITEM 1.     Financial Statements

GRANT HARTFORD CORPORATION (A Development Stage Company)
FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

REVIEWED FINANCIAL STATEMENTS

Index to Financial Statements

PAGE #
Condensed Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	F-1

Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited), and Since Inception (March 15, 2007) to September 30, 2010 (Unaudited)	F-2

Condensed Statements of Stockholders' Equity (Deficit) From the Date of Inception (March 15, 2007) Through September 30, 2010 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited), and Since Inception (March 15, 2007) to September 30, 2010 (Unaudited)	F-4 to F-5

Notes to Condensed Financial Statements	F-6 to F-11

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 (Unaudited) AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

Current Assets
Cash	$ 12,014	$ 63,687
Prepaid option payment: mineral rights	295,542	294,606
Prepaid expenses and deposits	139,548	95,013
Total Current Assets	447,104	453,306
Non-current Assets
Buildings, improvements and equipment, net of accumulated depreciation of $37,174 and $13,061, respectively.	276,492	215,335
Mineral rights	8,000,417	2,857,917
Total Non-current Assets Total Assets	8,276,909 $ 8,724,013	3,073,252 $ 3,526,558

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$ 1,356,096	$ 1,149,444
Short-term notes	667,750	3,369,188
Convertible notes payable	0	271,500
Due to related parties	526,904	299,949
Capital lease payable	43,514	26,279
Total Current Liabilities	2,594,264	5,116,360

Long-Term Liabilities
Capital lease payable	18,651	10,618

Total Liabilities	2,612,915	5,126,978

Stockholders' Equity (Deficit)
Common Stock: No par value; 100,000,000 shares authorized, 32,389,697 and 21,450,195 issued and outstanding, respectively	14,041,558	2,999,621
Preferred Stock: $0.0001 par value per share, 50,000,000 shares authorized, zero issued and outstanding	0	0
Accumulated deficit - exploration stage	(7,930,460)	(4,600,041)
Total Stockholders' Equity (Deficit)	6,111,098	(1,600,420)

Total Liabilities and Stockholders' Equity (Deficit)	$ 8,724,013	$ 3,526,558

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception March 15, 2007 to September 30,
	2010	2009	2010	2009	2010

Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

Expenses
Financial conference fees	0	0	0	0	31,250
Management fees	190,700	218,977	779,162	469,777	1,781,364
General and administrative	105,802	117,166	351,875	289,821	1,115,881
Professional fees	99,996	36,033	348,630	155,423	727,113
Geological and mining expenses	831,628	802,252	1,688,248	1,032,638	3,751,287
Interest Expense	16,118	59,323	117,628	94,049	320,312
Surface access lease payments	15,123	15,123	44,876	49,376	203,253

Net loss	$ (1,259,367)	$ (1,248,874)	$ (3,330,419)	$ (2,091,084)	$ (7,930,460)
Loss Per Share
Basic and Diluted	$ (0.039)	$ (0.058)	$ (0.121)	$ (0.097)	$ (0.370)

Weighted Average Number of shares outstanding:

Basic and Diluted	32,361,187	21,450,195	27,458,409	21,450,195	21,445,930

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
SINCE INCEPTION (MARCH 15, 2007) THROUGH SEPTEMBER 30, 2010 (Unaudited)

	Common Stock Number of Shares Issued	Value	Accumulated Deficit-Exploration Stage	Stockholder Equity (Deficit)

Balance: March 15, 2007	0	$ 0	$ 0	$ 0

Common stock issued for cash	1,062,900	426,450		426,450
Common stock issued for mineral rights	14,000,000	1,750,000		1,750,000
Common stock issued to founders	1,135,000	1,135		1,135
Common stock issued in exchange for services	16,000	8,000		8,000
Net loss	0	0	(247,857)	(247,857)

Balance: December 31, 2007	16,213,900	2,185,585	(247,857)	1,937,728

Common stock issued for cash	230,670	184,536		184,536
Common stock issued for mineral rights	5,000,000	625,000		625,000
Common stock issued in exchange for services	5,625	4,500		4,500
Net loss	0	0	(971,066)	(971,066)

Balance: December 31, 2008	21,450,195	2,999,621	(1,218,923)	1,780,698

Net loss	0	0	(3,381,118)	(3,381,118)

Balance: December 31, 2009	21,450,195	2,999,621	(4,600,041)	(1,600,420)

Common stock issued for cash	890,688	890,688		890,688
Common stock issued for mineral rights	5,000,000	5,000,000		5,000,000
Common stock converted from debt and interest	351,289	333,724		333,724
Common stock issued in payment of debt and interest	3,860,425	3,860,425		3,860,425
Common stock issued in exchange for services	837,100	957,100		957,100
Net loss	0	0	(3,330,419)	(3,330,419)

Balance: September 30, 2010	32,389,697	$ 14,041,558	$ (7,930,460)	$ 6,111,098

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,		Since Inception March 15, 2007 to September 30
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (3,330,419)	$ (2,091,084)	$ (7,930,460)
Adjustments to reconcile net loss to cash from operating activities:
Common stock issued in exchange for services	429,300	0	442,965
Common stock issued in payment of interest expense:	71,095	0	71,095
Depreciation and amortization expense	24,113	7,411	37,174
(Increase)/decrease in due from related party	0	(40,784)	0
(Increase)/decrease in prepaid option payment	(936)	0	(295,542)
(Increase)/decrease in prepaid expenses and deposits	(30,819)	(127,898)	(114,282)
Increase/(decrease) in accounts payable and accrued expenses	951,289	334,458	2,100,733
Increase/(decrease) in due to related parties	226,955	65,203	526,904
Net cash flows from operating activities	$ (1,659,392)	$ (1,852,694)	$ (5,161,413)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of buildings and equipment	(33,020)	(23,558)	(217,416)
Investment in mineral rights	(142,500)	(356,512)	(625,417)
Net cash flows from investing activities	(175,520)	(380,070)	(842,833)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on short-term debt	(5,000)	(10,250)	(15,250)
Proceeds from short-term debt	938,250	2,333,171	4,317,688
Common stock issued	890,688	0	1,501,674
Convertible notes payable	0	0	271,500
Payments on capital lease	(40,699)	(14,300)	(59,352)
Net cash flows from financing activities	1,783,239	2,308,621	6,016,260

Change in cash during the period	(51,673)	75,857	12,014

Cash, beginning of period	63,687	1,535	0

Cash, end of period	$ 12,014	$ 77,392	$ 12,014

SUPPLEMENTAL DISCLOSURES

Interest paid	$ 9,661	$ 5,050	$ 18,557

Income taxes paid	$ 0	$ 50	$ 100

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2009, the Company entered into a capital lease with Maptek for the use of three-dimensional (3D) mining software. The lease is for twenty-four months and includes a maintenance agreement. The Company capitalized the software for $44,000, recorded a prepaid asset for the maintenance agreement for $11,550, and recorded a capital lease payable for $55,550.

On April 15, 2010, the Company entered into a capital lease with Maptek for the use of three-dimensional (3D) mining software. The lease is for twenty-four months and includes a maintenance agreement. The Company capitalized the software for $52,250, recorded a prepaid asset for the maintenance agreement for $13,716, and recorded a capital lease payable for $65,966.

Between January 22, 2010 and May 24, 2010, the Company offered the Company's shares through a Private Placement Memorandum which is more fully described in Note 7. As a result, the Company successfully satisfied $3,860,425 worth of short term notes and accrued interest through the purchase of 3,860,425 units.

Pursuant to the Convertible Note transaction more fully described in Note 7, Non-Transferable Convertible Notes and related interest payable totaling $333,724 have been converted for 351,289 shares of the Company's no par value common stock as of September 30, 2010.

During 2010, the Company issued 837,100 shares of the Company's no par value common stock totaling $957,100 in payment of professional services. Of this amount, $527,771 was in payment of services accrued as of December 31, 2009 and $429,329 was in payment of current services included in management fees and geological and mining expenses shown on the condensed statements of operations.

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

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of September 30, 2010 and December 31, 2009, the results of its operations and cash flows for the nine months ended September 30, 2010 and 2009 and for the period since inception (March 15, 2007) through September 30, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10 K which was filed with the Securities and Exchange Commission for the year ended December 31, 2009.

The results of operations and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year's operation.

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

The Company is in the "Exploration Stage" and is engaged in the exploration of the Garnet mineral property in order to identify the presence of proven/probable reserves. The Company has not begun exploitation of these deposits. As a result, no amounts have been capitalized related to mineral property exploration as of September 30, 2010 and December 31, 2009.

Accumulated mineral property costs are amortized using the units-of production ("UOP") method based on estimated recoverable ounces or pounds in proven and probable reserves.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived Assets: The Company periodically assesses the carrying value of long lived assets in accordance with FASB ASC 360 10 (formerly SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets"). The Company evaluates the recoverability of long lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Mining assets, including mineral rights and mine development, are also periodically assessed for impairment in accordance with FASB ASC 360 10 and FASB ASC 930 360 35 (EITF 04 3, "Mining Assets: Impairment and Business Combinations").

There was no loss on impairment for the periods ended September 30, 2010 and 2009.

3. BUILDINGS, IMPROVEMENTS AND EQUIPMENT

Buildings, improvements and equipment consists of the following:

	September 30, 2010	December 31, 2009
Construction in progress	$ 181,104	$ 149,304
Buildings and improvements, net of accumulated depreciation of $161 and $7, respectively.	7,816	6,750
Equipment, net of net of accumulated depreciation of $37,013 and $13,054, respectively.	87,572	59,281

Total	$ 276,492	$ 215,335

4. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value
Garnet, Montana stock issued 06/15/2007	$ 2,375,000	$ 0	$ 2,375,000
Garnet, Montana option payment for 2007	102,917	0	102,917
Garnet, Montana option payment for 2008	190,000	0	190,000
Garnet, Montana option payment for 2009	190,000	0	190,000
Garnet, Montana option payment through 9/30/2010 stock issued 6/24/2010	142,500 5,000,000	0 0	142,500 5,000,000

TOTAL			$ 8,000,417

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

4. MINERAL RIGHTS (Continued)

The Company makes annual payments of $190,000 pursuant to its option agreement with Commonwealth Resources, LLC, a related party. The President, CEO, CFO and Director of the Company, Eric Sauve, and the Company's Senior Consultant and NEO, Aaron Charlton, are also owners in Commonwealth Resources, LLC. Additions for the period ended September 30, 2010 represent the quarterly allocation of the option payment. The Company has prepaid $295,542 and $294,606 in option payments as of September 30, 2010 and December 31, 2009, respectively.

On March 6, 2010, the Company approved and signed a non binding letter of intent with Commonwealth Resources, LLC to purchase additional unpatented mining claims in exchange for shares of the Company's no par value common stock. Pursuant to the Share Purchase Agreement dated May 24, 2010, between Commonwealth Resources, LLC and the Company, the Company purchased 91 unpatented mining claims and 8 prospecting leases on Bureau of Land Management owned patented mining claims in consideration for the issuance of 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration valued at $5,000,000. Additionally, the Company agreed to pay to CWR, within fifteen (15) days of the end of each calendar month, a five percent (5%) net smelter return on any ore processed by the Company from ninety (90) of the ninety one (91) unpatented mining claims, excluding ore processed from the Shamrock unpatented mining claim. On May 26, 2010, the Company filed the required 8 K regarding the Share Purchase Agreement and the transaction was subsequently approved by the Company's shareholders at its Annual Shareholder Meeting on June 24, 2010.

5. NOTES PAYABLE

Pursuant to the PPM transaction more fully described in Note 7, short-term notes equaling $3,634,688 were satisfied through the issuance of 3,634,688 shares of the Company's no par value common stock.

Pursuant to the Non-Transferable Convertible Note transaction more fully described in Note 7, notes equaling $271,500 have been converted for 285,789 shares of the Company's no par value common stock.

Accrued interest on the notes totaled $13,793 and $193,788 for the period ended September 30, 2010 and for the year ended December 31, 2009, respectively. These amounts are included in accounts payable and accrued expenses on the balance sheet. The Company settled $193,788 of accrued interest for 196,029 shares of common stock as of September 30, 2010. The Company also settled $94,173 of current interest expense for 95,208 shares of common stock as of September 30, 2010.

The Company had one short-term note that had not been satisfied with shares of stock for $15,000. The Company has also entered into ten new-short term notes for a total of $657,750. As of September 30, 2010, payments have been made on these short-term notes in the amount of $5,000 leaving a balance of $667,750 which is due on or before September 20, 2011 at 12.50%.

6. CAPITAL LEASE PAYABLE

The Company has entered into a lease for computer software under a capital lease payable in monthly installments of $3,266 with interest of 17.13% and expiring on April 15, 2012. As referenced on the supplemental disclosure of non-cash investing and financing activities, the Company capitalized software for $52,250, recorded a prepaid asset for the maintenance agreement for $13,716, and recorded a capital lease payable for $65,966.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

7. EQUITY

Between July 22, 2008 and November 6, 2008, the Company entered into eight Non-Transferable Convertible Notes (the "Notes") in the aggregate sum of $271,500. The Notes were entered into pursuant to exempt transactions provided by Section 4(2) of the Securities Act of 1933, as amended. The Company offered the Note holders the option of converting the Notes for one share of the Company's no par value common stock at a purchase price of 95% of the PPM's Unit price dated January 22, 2010, rather than the initial share price quoted on the first day listed on the Over-The-Counter-Bulletin-Board or on the closing date that the election is made. The Notes also had an incentive bonus of 2.5% of the principal amount for in the Company's no par value common stock. Convertible notes and related interest payable totaling $333,724 have been converted for 351,289 shares of the Company's no par value common stock.

Between January 22, 2010 and May 24, 2010, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we offered on a best effort basis, an aggregate of 5,000,000 units, each consisting of one "unregistered and restricted" share of the Company's no par value common stock (the "Shares") and one warrant to purchase an additional "unregistered and restricted" share of the Company's no par value common stock at an exercise price of $1.50 per share, exercisable for two years following the unit purchase (the "Warrants"). Collectively the Shares and Warrants are hereinafter referred to as the "Units" that were offered at a purchase price of $1.00 per Unit (the "Offering"). The Company issued 890,688 units for a total of $890,688 in cash.

On May 24, 2010, the Company entered into the Share Purchase Agreement with Commonwealth Resources, LLC, whereby the Company agreed to issue 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration of $5,000,000, in exchange for certain mineral rights. This transaction is more fully described in Note 4 of these Financial Statements.

On July 13, 2010, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering through its Placement Agent, Matrix Capital Group, on a best efforts basis, an aggregate of 4,400,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Shares") at a purchase price of $1.25 per Series A Preferred Share. As of September 23, 2010, the PPM was closed, without any sales, pursuant to a Board of Directors meeting and concurrence. Pursuant to the terms of the PPM dated July 13, 2010, the Company filed its Amended and Restated Articles of Incorporation, wherein it provided for the preemptive and other special voting rights afforded the holders of the Company's $0.0001 par value Series A Preferred Stock. Pursuant to a Board of Directors meeting and due to the fact that no sales were made, and no Series A Preferred Shares were issued pursuant to the PPM, the Company intends to remove the preemptive and other special voting rights afforded the holders of the Company's $0.0001 par value Series A Preferred Stock, by amending and restating the Articles of Incorporation following shareholder approval in the Company's next annual shareholder meeting to be held in June, 2011.

On September 30, 2010, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering to accredited investors only, through its Officers and Directors, on a best efforts basis, an aggregate of 5,600,000 shares of the Company's no par value common stock at a purchase price of $1.25 per common share ("Shares").

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

7. EQUITY (Continued)

Warrants

     Warrant transactions are summarized as follows for the period ended:

	September 30, 2010
	Number	Exercise Price
Outstanding, beginning of period	1,030,195	$1.50-$2.00
Granted	4,751,113	1.50
Exercised	0	0.00
Expired	(1,030,195)	$1.50-$2.00

Outstanding, end of period	4,751,113

Pursuant to the PPM transaction described above, the Company issued one warrant with each common share issued under a private placement between January 22, 2010 and May 24, 2010. Each warrant is exercisable at $1.50 into one common share of the Company and expire two years from the date of issuance.

Previously issued warrants were exercisable at $1.50 into one common share of the Company and expired between July and September 2010.

These shares were excluded from diluted earnings per share as their effect would be anti-dilutive.

8. RELATED PARTY TRANSACTIONS

At September 30, 2010, a total of $526,904 (December 2009 - $299,949) is payable to directors and management for services. These outstanding amounts payable are unsecured and non interest bearing with no fixed terms of repayment.

The Company pays for services provided by Garnet Range Resources, LLC, a related party. These services consist of road maintenance, equipment rental, earth moving services, labor, and other services as needed. For the nine months ended September 30, 2010, the Company had been billed $184,344 for services (December 2009 - $229,564). As of September 30, 2010, the Company had also prepaid for services of $24,582 (December 2009 - $31,826). The Company's President and CEO is an owner of Garnet Range Resources, LLC.

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

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

8. RELATED PARTY TRANSACTIONS (Continued)

The Company pays for accounting and payroll services from Junkermier, Clark, Campanella, Stevens, PC, a related party. For the nine months ended September 30, 2010, the Company had been billed $65,211 for services (December 2009 $59,129). The Company's Corporate Secretary and Board Member is an owner of Junkermier, Clark, Campanella, Stevens, PC.

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

Pursuant to a Subscription Agreement and Summary dated May 25, 2010, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company was to issue O'Keefe an aggregate of 480,000 shares of the Company's no par value common stock at an offering price of $1.25 per share, for a total purchase price of drilling services valued at $600,000. As of May 25, 2010, O'Keefe had performed services pursuant to the O'Keefe Agreement described above valued at $518,037 for a total issuance of 414,430 shares of the Company's no par value common stock. As of August 10, 2010, O'Keefe completed the remaining services on the contract described above and were issued shares valued at $81,963 for the remaining 65,570 shares of the Company's no par value common stock.

The Company re-evaluated certain agreements with independent contractors and has determined, based on the underlying terms of the agreements, these contractors should have been treated as employees. As such, the Company estimated and recorded a liability and related expense of $104,616 for the total payroll taxes, penalties, and interest related to this change in status as of and for the three and nine month periods ended September 30, 2010.

11. RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the periods ended September 30, 2010. These reclassifications are for comparative purposes only and have no effect on net income as originally reported.

12. SUBSEQUENT EVENTS

On September 30, 2010, pursuant to a Private Placement Memorandum (PPM) more fully described in Note 7, the Company began offering to accredited investors only, an aggregate of 5,600,000 shares of the Company's no par value common stock at a purchase price of $1.25 per common share ("Shares"). As of November 2, 2010, 106,000 shares of the Company's no par value common stock were issued for $132,500 of cash. Also as of November 2, 2010, $25,856 of short term notes and interest were satisfied through the issuance of 20,685 shares of the Company's no par value common stock.

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

Executive Summary

We are in the business of developing mineral properties in the state of Montana. We have acquired an option to purchase the mineral rights on 23 patented mineral claims and 122 unpatented mineral claims for a seven year period. We intend to exercise this option; however, we are currently in the process of developing four (4) of the patented mineral claims and continuing the evaluation of the remaining patented and unpatented claims. On May 24, 2010, we acquired an additional eight (8) prospecting leases on Bureau of Land Management ("BLM") owned patented mining claims and ninety-one (91) unpatented mining claims from Commonwealth Resources, LLC, through a Share Purchase Agreement.

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

Off Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Mr. Flesher has also prepared the "2010 Grant Hartford Exploration Plan," which sets forth the drilling plan for the 2010 drilling season, which began on April 15, 2010. During the 2010 drilling season, we plan to add further definition to the identified mineralized material zones, by core drilling an additional 2,000 - 5,000 feet. We plan to complete down hole surveys of all core drilling holes in 2010, which will assist in establishing proven/ probable reserves through the completion of the Company's pre-feasibility study and will ultimately assist in future mine planning. This work will primarily take place on the Nancy Hanks, Willie and Tostman mineral claims, as well as other areas on our Garnet Mineral Property. On September 10, 2010 we announced the mid-season results for the 2010 exploration program, specifically the identification of a high grade zone in the historic Nancy Hanks/ Dewey vein system. The Company released a summary of the mid-season results in a Press Release on September 10, 2010 and subsequently filed a Form 8-K on September 13, 2010 with the Securities and Exchange Commission. A copy of the September 10, 2010 Press Release can be found on the Company's website, www.granthartford.com.

We will continue to incorporate the available historic mining data on the Garnet Mineral Property into our Vulcan Sub-Surface 3D Mine Modeling Program. We have plans to establish an on-site fire assay laboratory for more efficient field assessment, and a mapping program began on our Garnet Mineral Property during the 2010 Exploration Program. The mapping program began during the first quarter of 2010 and is anticipated to consist of geological field work at various localities on the Garnet Mineral Property, which will be used to add clarity to the structural configuration of our mineralized material systems, and further define and establish our future proven/probable reserve estimate. We began mill and mine engineering in May, 2009 and largely completed this engineering work in December, 2009. We intend to use this data, along with all historic drill data on the Garnet Mineral Property in order to complete our pre-feasibility study in the fourth quarter of 2010. Pending the outcome of mine engineering, mill engineering and the pre-feasibility study, we anticipate beginning mining operations in the fourth quarter of 2010, subject to sufficient financing. The Company continues to seek sufficient financing for construction of an onsite mill for the processing of mined ore.

The Company incurred expenses of $3,330,419 for the nine month period ending September 30, 2010. The monthly average expenditure during the first three quarters of 2010 was $370,046.56.

EXPENSES	Nine Months Ended September 30, 2010	Fiscal Year Ended December 31, 2010 Estimated
Financial conference fees	$0	$0
Management fees	$779,162	$969,162
General and administrative	$351,875	$469,167
Professional fees	$348,630	$464,840
Geological and mining expenses	$1,688,248	$2,251,000
Interest expense	$117,628	$128,283
Surface access lease payments	$44,876	$60,000
Total	$3,330,419	$4,342,452

The Company anticipates incurring expenses of $4,342,452 for the fiscal year ending December 31, 2010 reflecting the continuation of the Company's drilling program through the fourth quarter of 2010 and continued mill engineering, mine engineering, the anticipated release of our feasibility study during the fourth quarter of 2010 and the anticipated hiring of a full time CFO, a consulting geologist, a Vulcan program operator, and two part time administrative assistants during the fourth quarter ending December 31, 2010. The monthly average expenditure for both capital and expense items during the fiscal year ending December 31, 2010 is estimated to be $361,871.

(b)   Management Discussion and Analysis of Financial Condition.

Liabilities	At September 30, 2010	At December 31, 2009
Accounts payable and accrued expenses	$1,356,096	$1,149,444
Short-term notes	$667,750	$3,369,188
Convertible notes payable	$0	$271,500
Due to related parties	$526,904	$299,949
Capital lease payable	$43,514	$26,279
Long-term capital lease payable	$18,651	$10,618
Total Liabilities	$2,612,915	$5,126,978

As at September 30, 2010, we had total liabilities of $2,612,915 as compared to total liabilities of $5,126,978 at December 31, 2009, representing an overall decrease of $2,514,063, or approximately 49%. This decrease was due to the payment of $100,000 of services accrued that were due and payable pursuant to employment agreements with the Company's Vice President of Corporate Finance and Vice President of Marketing through the Company issuing 100,000 shares of the Company's no par value common stock at One Dollar ($1.00) per share during the first quarter of 2010. This decrease was also due to the payment of drilling services to O'Keefe Drilling pursuant to the Subscription Agreement and Summary dated May 25, 2010, whereby the Company issued 480,000 shares of the Company's no par value common stock at $1.25 per share for a total purchase price of drilling services valued at $600,000. This decrease was also due to the conversion of principal and interest due pursuant to the Non-Transferable Convertible Notes of $333,724 into 351,289 shares of the Company's no par value common stock. This decrease was, in greater part, due to the satisfaction of $3,860,425 worth of short-term notes and accrued interest by the issuance of 3,860,425 shares of the Company's no par value common stock in payment of that debt during the first and second quarter of 2010. These transactions are more completely set forth under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 23 of this Form 10-Q.

The Company's ability to satisfy debt through the issuance of its common stock served to offset the overall increase in its liabilities during the period ending September 30, 2010. Our accounts payable increased during the nine month period ended September 30, 2010 by $206,652, or approximately 18%, and we anticipate that figure to increase further during the fiscal year ending December 31, 2010. This is attributable to the Company's increased operational activities in completing the 2010 Exploration Program, along with increased expenses relating to legal fees incurred in the preparation of legal documents used to raise capital and complying with the requirements in being a publically reporting company as of January 5, 2010. At September 30, 2010, a portion of the Company's accounts payable included: $589,441.19 due to CDM Constructors, Inc., the firm providing support services for mine and mill development on the Garnet Mineral Property; $358,563.27 due to O'Keefe Drilling, Inc., the firm completing all reverse circulation drilling on the Garnet Mineral Property; and $99,628.38 due to the Company's independent securities counsel for its services in complying with the regulatory requirements of a publically reporting company and in preparation of documentation to support the Company's increased capital raising activities.

Stockholders' Equity (Deficit)	At September 30, 2010	At December 31, 2009
Accumulated deficit - exploration stage	$(7,930,460)	$(4,600,041)
Total Stockholders' Equity (Deficit)	$6,111,098	$(1,600,420)

As compared to the period ended December 31, 2009, the Company's accumulated deficit increased by $3,330,419, or approximately 72%, during the period ended September 30, 2010, which accounts for the net losses for the period, which are further described in the operating loss section set forth above. As compared to the period ended December 31, 2009, the Company's total stockholders' equity increased by $7,711,518, or approximately 482%, during the period ended September 30, 2010. This increase is primarily due to the issuance of 5,000,000 of the Company's no par value common stock at $1.00 per share pursuant to the Share Purchase Agreement with Commonwealth Resources, LLC, wherein the Company acquired eight (8) prospecting leases on BLM owned patented mining claims and ninety-one (91) unpatented mining claims. Among the other stock issuances in the period, this increase is also due to the completion of the 2010 Exempt Offering, which was completed during the second quarter, wherein the Company issued 4,751,113 shares of the Company's no par value common stock at $1.00 per share. Each of these issuances of unregistered securities are further described in Item 2 on pages 23 and 24 of this Form 10-Q.

Income Taxes

For the period from inception March 15, 2007 through September 30, 2010, we paid $100 in income taxes.

Results of Operations - Periods Ended September 30, 2010.

Revenues

As of the three months ending September 30, 2010, we did not generate any revenues as compared to generating no revenues for the three months ending September 30, 2009. For the remainder of the fiscal year ending December 31, 2010, management plans to satisfy our cash requirements and working capital needs through the Company's current Private Placement Memorandum, pursuant to an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, which is being offered through the Company's Officers, Directors and Employees, in order to proceed with the necessary exploration and development work on the Property.

Operating Loss

EXPENSES	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Financial conference fees	$0	$0
Management fees	$190,700	$218,977
General and administrative	$105,802	$117,166
Professional fees	$99,996	$36,033
Geological and mining expenses	$831,628	$802,252
Interest expense	$16,118	$59,323
Surface access lease payments	$15,123	$15,123
Net Loss	$(1,259,367)	$(1,248,874)

As of the three month period ending September 30, 2010, we incurred a net loss of ($1,259,367), which is consistent with the net loss of ($1,248,874) for the three month period ending September 30, 2009. Of note is the increase in professional fees of $63,963, or approximately 178%. This increase was due, in part, to the legal expenses involved in meeting the requirements of a publically reporting company and preparing the Matrix Private Placement Memorandum that was subsequently closed with no sales, which was offset by the decrease in interest expenses. Interest expenses decreased by $43,205, or approximately 73%, which was due to the satisfaction of a large portion of the Company's short term notes through the issuance of the Company's no par value common stock. This transaction is more fully described in Item 2, on page 23 of this Form 10-Q. We anticipate our operating expenses during the three month period ending December 30, 2010 to be approximately $1,012,033, which is slightly lower than the operating expenses incurred during the three month period ending September 30, 2010. This decrease will be attributable to the end of the geological examination and engineering development season on the Garnet Mineral Property, which began on April 15, 2010 and will come to an end during the fourth quarter.

EXPENSES	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Financial conference fees	$0	$0
Management fees	$779,162	$469,777
General and administrative	$351,875	$289,821
Professional fees	$348,630	$155,423
Geological and mining expenses	$1,688,248	$1,032,638
Interest expense	$117,628	$94,049
Surface access lease payments	$44,876	$49,376
Net Loss	$(3,330,419)	$(2,091,084)

As of the nine month period ending September 30, 2010, we incurred a net loss of ($3,330,419), as compared to a net loss of ($2,091,084) for the nine month period ending September 30, 2009, representing an increased loss of $1,239,335 or an approximate 59% increase in net losses. This net operating loss was primarily due to an increase in expenses and fees. As compared to the period ended September 30, 2009, the Company's management fees increased by $309,385, or approximately 66%. This is primarily due to Aaron Charlton's and Eric Sauve's salaries increasing from $15,900 per month to $16,854 per month on June 30, 2010, as well as the additional monthly salaries and cash and stock bonuses that were paid to certain employees of approximately $330,000 which did not occur during the period ended September 30, 2009. General and administrative fees increased by only $62,054, or approximately 21%, which was due to additional travel, advertising/ marketing, insurance, and other administrative costs related to the Company's increased financing efforts that began during the third quarter of 2009. Professional fees increased by $193,207, or approximately 124%, as compared to the period ended September 30, 2009, which is due to increased operational activity, the effectiveness of the Company's registration statement on Form S-1 deemed effective on January 5, 2010, bonuses and consulting fees paid to consultants totaling approximately $75,000 during the first quarter of 2010. Geological and mining expenses increased by $655,610, or approximately 63%, as compared to the period ended September 30, 2009. This increase was due to an increase of definition drilling on the Garnet Mineral Property in order to further define potential proven/probable reserves, along with increased work on mine planning and design. As compared to the period ended September 30, 2009, the Company's interest expense increased by $23,579, or approximately 25%, primarily due to the Company satisfying additional 2009 Promissory Notes during the first quarter of 2010. The 2009 Promissory Notes were entered into pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

Liquidity and Financial Resources

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net Loss	$(3,330,419)	$(2,091,084)
Net cash flows from operating activities	$(1,659,392)	$(1,852,694)
Net cash flows from investing activities	$(175,520)	$(380,070)
Net cash flows from financing activities	$1,783,239	$2,308,621
Cash at period end	$12,014	$77,392

As compared to the nine month period ended September 30, 2009, the Company's net loss increased by $1,239,335, or approximately 59%, during the nine month period ended September 30, 2010. As compared to the nine month period ended September 30, 2009, the net cash flows from operating activities remained relatively constant, decreasing by $193,302, or approximately 10%, during the nine month period ended September 30, 2010. While the net cash flows from operating activities remained constant overall, several factors changed creating a balancing effect. Common stock issued in exchange for services increased from $0 during the nine month period ended September 30, 2009, to $429,300 during the nine month period ended September 30, 2010, due to the fact that the Company was in registration during the nine month period ended September 30, 2009 and the common stock issued for services accrued until such time as the

Registration Statement was declared effective by the SEC on January 5, 2010. Accounts payable and accrued expenses increased by $616,831 or approximately 184%. This is primarily due to an increase in accounts payable including: $589,441.19 due to CDM Constructors, Inc., the firm providing support services for mine and mill development on the Garnet Mineral Property; $358,563.27 due to O'Keefe Drilling, Inc., the firm completing all reverse circulation drilling on the Garnet Mineral Property; and $99,628.38 due to the Company's independent securities counsel for their services in complying with the regulatory requirements of a publically reporting company and in preparation of documentation used to enable the Company to raise capital. Due to related parties increased by $161,752 or approximately 248%, which is attributable to an increase in amounts due to related parties, including: $162,210 due to the Company's NEO and Senior Consultant, Aaron Charlton; $56,597.32 due to the Company's Vice President of Finance and Marketing, BJ Ambrose; $250,000 due to the Company's President, CEO, CFO and Director, Eric Sauve; and $34,100.62 due to Junkermier, Clark, Campanella, Stevens, PC, for their services as the Company's internal accounting services. In addition, prepaid expenses and deposits decreased by $97,079, or approximately 76%, which is attributable to the Company's use of credits previously paid to the holder of its Option, Commonwealth Resources, LLC, in payment of the option payment and surface access lease payment.

As compared to the nine month period ended September 30, 2009, the Company's net cash flows from investing activities decreased by $204,550, or approximately 54%, which is related to the $214,012 or approximately 60% decrease in investments in the Company's mineral rights, which is attributable to the Company's payment of past due option payments and surface access lease payments on its Garnet Mineral Property during the nine month period ending September 30, 2009, which were not necessary during the nine month period ending September 30, 2010.

As compared to the nine month period ended September 30, 2009, the Company's net cash flows from financing activities decreased by $525,382, or approximately 23%, during the nine month period ended September 30, 2010. This decrease resulted from the development of the Matrix PPM, which was subsequently closed without any sales. The Matrix PPM is more fully described in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, on page 24 of this Form 10-Q. Additionally, the decrease was offset by the Company identifying and entering into a limited number of short term debt notes.

From the date of the incorporation of March 15, 2007 through September 30, 2010, we have raised an aggregate of $1,501,674 in cash through the issuance of 2,184,258 shares of the Company's no par value common stock, and paid debt of $4,194,149, which included interest resulting from the Company's short-term notes, through the issuance of 4,211,714 shares of the Company's no par value common stock.

The Company, through its Officers' and Directors' relationships with friends, family members and close business associates, all of which are accredited investors, intends to correct any deficiency in working capital through the sale of its common equity to investors in order to continue to fund its development for the balance of 2010. The Company believes it has identified sufficient funding for its growth from these sources.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4T.     Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer/ Chief Financial Officer for the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010.

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

2:    We will require additional funding.

As of September 30, 2010, we had cash in the amount of $12,014. Our 2010 exploration program will require approximately $562,752 to complete. We will require additional financing in order to begin and complete future phases of the recommended exploration programs, as well as any additional exploration. We currently do not have any operations and have no income. Our business plan calls for significant exploration expenses. We will also require additional financing if further exploration programs are necessary. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. In the event that our exploration programs are successful in sufficiently estimating the mineralized material continuity between drill holes and we exercise our mineral claim purchase option, we will require additional funds in order to place the patented and unpatented mining claims into the development and commercial production stages. We currently do not have any arrangements for financing and we may not be able to obtain financing when required and on favorable terms. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other metallic minerals and the costs of exploring for, developing and producing these materials. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations.

3:   Auditor has raised substantial doubt about our ability to continue as a going concern.

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2009 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have an accumulated deficit since inception of ($7,930,460) for the period from our inception, March 15, 2007, to September 30, 2010, and have no revenues. Our future is dependent upon our ability to obtain financing and upon successful exploration and future development and productions stages on the patented and unpatented mining claims. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered in the exploration stage of mining companies and the high rate of failure of such enterprises. Our auditor's concern may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment. Persons who cannot afford to lose their entire investment should not invest in this offering.

4:   We are a new company with limited history.

We are nearing completion of our third drilling seasons on our mining claim holdings for which we have acquired our options. We recently acquired additional unpatented mining claims and mining leasehold interests, which will require additional exploration. As a result, we have no way to evaluate the likelihood that we will be able to operate the business successfully and complete exploration on our Garnet Mineral Property. We were incorporated on March 15, 2007, and to date, we have been involved primarily in organizational activities, the acquisition of an option to purchase interests in 145 patented and unpatented mining claims, the acquisition of eight (8) prospecting leases on Bureau of Land Management ("BLM") owned patented mining claims and ninety-one (91) unpatented mining claims, obtaining an independent consulting geologist's report on these mining claims, and completing our 2008, 2009 and 2010 exploration programs. There is no history upon which to base any assumption as to the likelihood that we will prove successful. We have not earned any revenues as of the date of this Form 10-Q, and thus, we face a high risk of business failure which could result in a loss of confidence by our shareholders or potential investors and could result in a disruption to the business, adversely affecting our Company and the existing shareholders.

5:  We rely on consultants.

We have a written agreement with an independent engineer, Joe Bardswich; that requires him to review all of the historical information available on the mining claims we have under option, the results from the previous exploration work performed on these mining claims, as well as the result of our exploration during the 2008 and 2009 drilling seasons in order to prepare the Company's 43-101 reserve and Feasibility Study, and to make recommendations based on those reviews. We also have an agreement with CDM Engineering, retaining their services in order to complete mill and property engineering on the Garnet Mineral Property. We also have an oral agreement and written confirmation with our consulting geologist, Ted Antonioli, to perform geological recommendations and assist in the permitting process. We also have an agreement with the University of Montana to utilize the Geological Department and Geographical Information Systems Department to digitize data. We have a verbal agreement retaining the services of Dr. James Sears to lead our geologic team in their mapping of the Garnet Mineral Property, for his assistance with the Vulcan Sub-Surface 3D Mine Modeling Program, and for his service as a Director of the Company. We also have agreements with two consulting junior geologists, Sarah Clark and Jeff Switzer, for their assistance with sampling, mapping and drill rig activities on the Garnet Mineral Property. In addition, we have agreements with: Norris Labs to perform analyses on geological samples; Kirk Engineering for a water base line study and survey for a mill and tailings impoundment; with J. Robert Flesher for his full time services as Vice President of Mining and Geology; with Aaron Charlton for full time management services and with Eric Sauve for full time management services. In addition, we have an Employment Contract with BJ Ambrose for his full time services as the Vice President of Finance and Marketing.

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

Mr. Sauve, our President, Chief Executive Officer and Chief Financial Officer, devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Sauve. Mr. Aaron Charlton, our Senior Consultant, also devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Charlton. J. Robert Flesher, our Vice President of Mining and Geology, devotes his full time and attention to our exploration program. We have an oral Employment Agreement with Mr. J. Robert Flesher. BJ Ambrose, our Vice President of Corporate Finance, devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Ambrose. Tim Matthews, our Vice President of Marketing, devotes his full time and attention to our business affairs. We have an Employment Agreement with Mr. Matthews. (See "Material Terms of Employment Agreements" on page 69 of the Company's Form 10-K.) Currently, we retain the services of two full time geologists and three consulting geilogists on a part-time basis. If our management is unable to devote a sufficient amount of time to manage our operations, our business could fail.

14:   Sales of substantial amounts of common stock may adversely affect prevailing market price.

Our President, CEO, CFO and Director, Mr. Eric Sauve, is the beneficial owner of 3,268,945 shares of our common stock, which equates to 8.71% of our issued and outstanding common stock. Our Senior Consultant and NEO, Aaron Charlton, is beneficial owner of 11,645,181 shares of our common stock which equates to 31% of our issued and outstanding common stock. Rodney K. Haynes beneficially owns 5,799,576 shares of our common stock which equates to 15.44% of our issued and outstanding common stock. On January 5, 2010 our Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. There is presently no public market for our common stock; however, we propose to apply for quotation of our common stock on the NASD Over-The-Counter Bulletin Board ("OTCBB") upon the effectiveness of our Form 211 application with FINRA. If our shares are publicly traded on the OTCBB, Mr. Sauve, Mr. Charlton and/or Rodney K. Haynes and/or Creative Finance Investments, LLC Profit Sharing Plan will be eligible to sell their shares publicly, subject to the volume limitations of Rule 144. The sale of a large number of shares at any price may cause the market price to fall. Sales of substantial amounts of common stock or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

15:   The effects of negative cash flow and errors in estimated cash requirements to a mineral exploration, development and production company, whose current property is in the exploration stage.

We have had negative cash flows from operations, and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling ($1,259,367) for the three month period ending September 30, 2010 and cumulative losses of ($7,930,460) from inception, March 15, 2007, through September 30, 2010. We do not expect positive cash flow once we begin production in the near term and our cash requirements are expected to stay at their current levels. Further, there is no assurance that actual cash requirements will not exceed our estimates, or that any production will be realized as anticipated.

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

Grant Hartford Corporation has the initial responsibility to pay the Bureau of Land Management annual assessment fees, which are currently $140 for each 212 unpatented claim for a total annual amount of $29,680 and the property taxes on the 23 patented claims and the 8 prospecting leases on BLM owned patented mining claims in the annual amount of $1,540. If these fees are not satisfied by GHC, Commonwealth Resources, LLC will then make arrangements for payment of such fees. Failing both companies' fee payment, GHC would lose its rights in the claims and the shareholders would be subsequently adversely affected.

20:   In the event that our acquired mining claims and leasehold interests become invalid, we will lose the 91 unpatented mining claims and 8 leasehold interests.

On May 24, 2010, the Company entered into the Share Purchase Agreement with Commonwealth Resources, LLC, wherein we acquired 91 unpatented mining claims and 8 prospecting leases on Bureau of Land Management owned patented mining claims. We are required to make timely payment of all fees, including, but not limited to, all annual assessment fees required by the Bureau of Land Management, and, if applicable, timely take any other actions necessary to keep all unpatented claims in good standing. We are additionally required to take all actions necessary to maintain the prospector leases in good standing. In the event we fail to maintain the acquired mining claims and leasehold interests in good standing, we are required to convey the mining claims and leases to Commonwealth Resources, LLC at no cost to Commonwealth Resources, LLC. The invalidity, and loss of our acquired claims and prospector leases would have an adverse affect on any future revenues and the shareholders would be subsequently adversely affected.

21:   In the event we fail to make our scheduled option payments, we will lose all interest that we have in the patented and unpatented mining claims.

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

22:   Compliance with Sarbanes-Oxley may result in our inability to achieve profitability.

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

Risk Factors Relating to Our Common Stock

23:   We are required to annually evaluate our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material effect on the potential price of our common stock.

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

24:   Indemnification of Officers and Directors.

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

25:   We are subject to "Penny Stock" rules.

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

26:   We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

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

27:   The effect of gold market price fluctuations on our common stock.

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

28:   We do not expect to distribute cash dividends.

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

29:   There is no public trading market for our common stock and no public market may develop.

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

30:   A purchaser of our shares runs the risk of losing his entire investment.

Only persons that can bear the economic risk of their investment for an indefinite period of time and can afford the total loss of their investment should consider the purchase of our shares.

31:   Issuance of additional securities.

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

32:   If our shares are quoted on the Over-The-Counter Bulletin Board (OTCBB), we will be required to remain current in our filings with the SEC and our shares will not be eligible for quotation if we are not current in our filings with the SEC.

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

33:   Voting Control by Commonwealth Resources, LLC.

Commonwealth Resources, LLC, owns, collectively, approximately 55.27%, or 20,759,532 shares of our total beneficially owned common stock. Commonwealth Resources, LLC is comprised of four interest holders, which together own the 20,759,532 shares of our Company's common stock. The interest holders and their beneficially owned shares are as follows: Eric Sauve, 2,218,945 shares, Aaron Charlton, 11,645,181 shares, Kim L. Charlton, 2,255,830 shares and Rodney K. Haynes, 4,639,576 shares. Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholders votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transactions such as mergers.

Mr. Eric Sauve is the President, CEO, CFO and Director of our Company. Mr. Aaron Charlton is our Senior Consultant and NEO, who supervises the drilling program, deals with contractors and is the Company's liaison with the BLM, state and local agencies. Any conflicts of interest could delay the implementation of our business plan, which could have a detrimental effect on our business.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

2010 Exempt Offering

On January 22, 2010, pursuant to a Private Placement Memorandum (PPM), upon which the Company relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering on a "best efforts basis", an aggregate of 5,000,000 Units, each Unit consisting of One (1) "unregistered and restricted" share of GHC's no par value common stock (the "Shares") and One (1) warrant to purchase an additional "unregistered and restricted" share of GHC's no par value common stock at an exercise price of One Dollar and Fifty Cents ($1.50) per share, exercisable for two (2) years following the unit purchase (the "Warrants"). Collectively the Shares and Warrants are hereinafter referred to as the "Units" that are being offered at a purchase price of One Dollar ($1.00) per Unit (the "Offering"). The PPM was subsequently completed and closed on May 24, 2010, of which $3,860,425 worth of short-term notes and accrued interest were satisfied through the purchase of 3,860,425 Units, and 890,688 Units were purchased at $890,688 by 149 accredited and a limited number of non-accredited sophisticated investors.

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

2010 O'Keefe Exempt Offering

Pursuant to a Subscription Agreement and Summary dated May 25, 2010, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company was authorized to issue O'Keefe Drilling an aggregate of 480,000 shares of the Company's no par value common stock at an offering price of $1.25 per share, for a total purchase price of drilling services valued at $600,000. As of May 25, 2010, O'Keefe Drilling had preformed services pursuant to the O'Keefe Agreement described above valued at $518,037, for a total issuance of 414,430 shares of the Company's no par value common stock. As of August 10, 2010, O'Keefe completed the remaining services on the contract described above and were issued shares valued at $81,963 for the remaining 65,570 shares of the Company's no par value common stock. Through the completion of this Subscription Agreement and Summary, the Company satisfied the Payment for drilling Services section of the O'Keefe Drilling Agreement, dated February 24, 2009.

2010 Matrix Exempt Offering

On July 13, 2010, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering through its Placement Agent, Matrix Capital Group, on a best efforts basis, an aggregate of 4,400,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Shares") at a purchase price of $1.25 per Series A Preferred Share. As of September 23, 2010, the PPM was closed, without any sales, pursuant to a Board of Directors meeting. Pursuant to the terms of the PPM dated July 13, 2010, the Company filed its Amended and Restated Articles of Incorporation on July 13, 2010, wherein it set forth the preemptive and other special voting rights afforded the holders of the Company's $0.0001 par value Series A Preferred Stock. Pursuant to a Board of Directors Meeting and concurrence and due to the fact that no sales were made, and no Series A Preferred Shares were issued pursuant to the PPM, the Company intends to remove the preemptive and other special voting rights afforded the holders of the Company's $0.0001 par value Series A Preferred Stock, by amending and restating the Articles of Incorporation following shareholder approval in the Company's next Annual Shareholder Meeting to be held in June, 2011.

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

Date:     November 12, 2010

By:   /s/ Eric Sauve
        Eric Sauve
        President, Chief Executive Officer, Chief Financial Officer and Director

Date:     November 12, 2010

By:   /s/ David Gilmer
        David Gilmer
        Secretary/Treasurer and Director