Form 10-K
period 2010-12-31
GRANT HARTFORD CORP
filed 2011-04-15
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Registrant’s telephone number, including area code (303)506-6822

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

Large accelerated filer   Yes ☐     No ☐                Accelerated filer   Yes ☐     No ☐

Non-accelerated filer (Do not check if a smaller reporting company)    Yes ☐     No ☐                Smaller reporting company   Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates was $11,693,066. The aggregate market value was computed by reference to the last sale price of the registrant's Common Stock through a private exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, on September 31, 2010.

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

As of April 11, 2011, the Registrant had 33,057,485 shares of its no par value common stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

GRANT HARTFORD CORPORATION
FORM 10-K

For the fiscal year ended December 31, 2010

TABLE OF CONTENTS

PART I

Page
Item 1. Item 1A. Item 1B. Item 2. Item 3. Item 4.	Business. Risk Factors. Unresolved Staff Comments. Properties. Legal Proceedings Submission of Matters to a Vote of Security Holders.	6 32 46 46 57 57

PART II

Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9. Item 9A(T). Item 9B.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Selected financial data. Management's Discussion and Analysis of Financial Condition and Results of Operations. Quantitative and Qualitative Disclosures About Market Risk. Financial Statements and Supplementary Data. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Controls and Procedures. Other Information.	57 60 60 68 68 68 68 70

PART III

Item 10. Item 11. Item 12. Item 13. Item 14.	Directors, Executive Officers and Corporate Governance. Executive Compensation. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Certain Relationships and Related Transactions, and Director Independence. Principal Accounting Fees and Services.	71 76 78 80 81

PART IV

Item 15.	Exhibits, Financial Statement Schedules. 10.42 GHC CRW Option Agreement 2nd Amendment 10.43 Amended Common Stock Rescission and Exchange Agreement 31.1 Eric Sauve Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 31.2 David Gilmer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 32.1 Certification pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002	82
Signatures Index to Financial Statements	83 F-i

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

PART I

Item 1.     Business.

General

We were incorporated on March 15, 2007, under the laws of the State of Montana. Our Company is a mineral exploration, development and production company, which is currently in the exploration stage of historically designated mineralized material on the Garnet Mineral Property, located in Missoula, Montana. On June 15, 2007, we acquired an option from Commonwealth Resources, LLC ("Commonwealth") to purchase a 100% interest in the mineral rights (excluding surface rights) to 23 patented mining claims and 122 unpatented mining claims related to the Garnet Mineral Property

On May 24, 2010, the Company entered into a Share Purchase Agreement with Commonwealth, which was subsequently approved by the shareholders on June 24, 2010, whereby the Company purchased an additional 91 unpatented mining claims and 8 leasehold interests on Bureau of Land Management ("BLM") owned patented mining claims.

Commonwealth provided the Company with historical data on the Garnet Mineral Property dating back to 1865 and data from exploration programs conducted in the late 1980's and early 1990's. Drill logs and reports containing drilling results from the drilling program conducted by Pegasus Gold Corporation ("Pegasus") between 1990 and 1992 indicated the existence of low grade mineralized material that was drilled sufficiently to establish continuity between drill holes. Pegasus also encountered a number of high grade mineralized material intercepts. Pegasus allowed its option to the Garnet Mineral Property to lapse in 1993 and subsequently filed for bankruptcy. We believe that the various grades and widths of high grade mineralized material veins found by Pegasus lend themselves to further exploration that could result in the determination of the existence of underground gold reserves.

During the third and fourth quarters of 2008, we began a definition drilling program consisting of 54 reverse circulation drill holes, totaling 13,203 feet, which examined three vein systems located on the Garnet Mineral Property. The Company designated drill targets based on results of the exploration conducted by Pegasus between December 1989 and December 1992, which consisted of 147 reverse circulation holes, totaling 47,646 feet, six core holes, totaling 1,710 feet, and 4,110 samples including soil, trench, channel, rock chip, dump, underground, and stream sediment samples. Other exploration activities completed by Pegasus include geochemical soil analysis, induced polarization, VLF and air magnetometer surveys, surface and underground mapping and sampling, historic dump surveys, and trench and grab sampling.

The Company's plan of operation for 2009 was to conduct focused exploration activities in the area Pegasus explored and drilled in order to continue establishing drill hole continuity and to proceed with a pre-feasibility or scoping study in order to determine the existence of proven/ probable reserves. The Company retained the engineering firm CDM Constructors, Inc., of Helena, Montana, to assist in proceeding with and completing the pre-feasibility or scoping study.

The 2009 exploration drill program targeted the completion of 150 reverse circulation drill holes in order to further define underground and pit mineralized material located in the Nancy Hanks and Dewey mineral claims. A total of 111 reverse circulation drill holes, totaling 37,763 feet, were completed during the 2009 exploration program. Of these, 62 holes totaling 21,840 feet, were drilled in the greater Nancy Hanks Pit area. Total drill footage for 2009 is nearly three times the footage drilled by us in 2008. In addition to the Nancy Hanks Pit area, the program included exploration of the Willie Vein System and began definition of the Tostman and Tiger mineralized deposits in the greater project area.

One of the most significant advances in our exploration activities in 2009 was the acquisition of Maptek's Vulcan 3-D geologic modeling software and the input of all previous drill results and data. The database is updated on an ongoing basis as exploration results are received. Other activities included the implementation of a geophysics program conducted on the Willie vein system, creation of a "geologic team" to expand our knowledge of the Garnet District, updating surface geologic maps, metallurgical test work for mill planning, various placer exploration activities, Lidar mapping and creation of high resolution topographic maps and aerial photos, and continued compilation of historic maps and data for future exploration and mine planning.

Our 2010 drilling season began on April 15, 2010 and ended December 7, 2010. During 2010, we continued to define the identified mineralized material zones through the completion of 66 reverse circulation holes and 4 core holes totaling 34,858 feet and 1,699 feet respectively. Drilling primarily took place in the Nancy Hanks and Willie mineralized structures. A summary of the 2010 results can be found in the "Current Operations" section of this Form 10-K.

Acquisition of patented and unpatented mineral claims

In June, 2007, we acquired an exclusive option to purchase the mineral interests to 23 patented mineral claims and 122 unpatented mineral claims located within the Garnet Mining District of Granite County, Montana (the "Garnet Mineral Property") from Commonwealth pursuant to an option agreement (the "Option Agreement"). On May 24, 2010 we purchased 91 unpatented claims and 8 leasehold interests on BLM owned patented claims from Commonwealth. Commonwealth retained the services of WGM Survey Co. of Missoula, Montana to physically stake and record ownership in these 122 unpatented mineral claims with Granite County, Montana and the BLM. The owner of record on 22 of the 23 patented mineral claims is Commonwealth. The owner of record of the other patented claim, the Free Coin, is River Terrace Estates, Inc. ("River Terrace"). Commonwealth entered into a mining lease with River Terrace ("Mining Lease") which provides for a lease and option to purchase the Free Coin patented mining claim. Pursuant to the terms of the Option Agreement and a partial assignment of the mining lease we acquired the right to lease and the option to acquire the Free Coin mineral rights and patented mining claim. The material terms of the Free Coin patented mining claim transaction are further set forth in the "Material Agreements" section of this Form 10-K below.

The 213 unpatented mineral claims are administered by the BLM under the provisions provided for by the 1872 Mining Law. The Company's interests in 91 unpatented mineral claims and Commonwealth's interest in 122 unpatented mineral claims continue in perpetuity provided the Company and Commonwealth each pay an annual $125 maintenance fee on each mineral claim in compliance with the BLM regulations pertaining to unpatented mining claims. Currently, the aggregate annual maintenance fee paid by us for the 91 claims and Commonwealth for 122 claims is $11,375 and $15,250, respectively. The annual maintenance fee is set annually by the BLM.

The 23 patented mining claims are fee simple properties. Commonwealth's interest in 22 patented mineral claims will continue in perpetuity, provided Commonwealth pays annual assessed property taxes, currently $1,540, in the aggregate, to Granite County, Montana. Commonwealth's interest in the Free Coin patented mineral claim will continue for a period of seven years beginning on March 29, 2007, provided Commonwealth complies with the material terms of the Amended Mining Lease, which are set forth in the "Material Terms of Related Party Agreements" section of this Form 10-K.

Four of the patented mineral claims (Nancy Hanks, (ms#5365), Dewey-Midnight, (ms#9833), Tiger, (ms#5361), and Placer Claim 751, (ms#751), owned by Commonwealth have non-interest bearing mortgage liens in the amount of $300,000.

Three of the patented mining claims (Fourth of July (ms#5453), North Star (ms#9404), and the Harold (ms#5812), owned by Commonwealth have a trust indenture, bearing interest at 12% per annum, in the amount of $84,735.

The 8 leasehold interests on BLM-owned patented claims rely upon a Prospecting Permit obtained through the State of Montana Department of Environmental Quality ("DEQ"). These leasehold interests will continue in perpetuity provided that the Company, (i) files an extension for its Prospecting Permit 90 days prior to the expiration date, (ii) tenders the annual rental payment, equal to $0.50 per acre, or a minimum of $20, (iii) drills or excavates at least one exploration hole, trench, test pit, or performs some other comparable exploration, and (iv) periodically update the DEQ on our operations plan and obtain and maintain an adequate bond. As of December 31, 2010, we have submitted a periodic operation plan update to the DEQ, paid a $9,495 fee associated with the DEQ review process, and verified that our Prospectors Permit is in good standing. We anticipate receiving approval of our periodic operation plan during the second quarter of 2011. As of the date of this Form 10-K we have a bond amount in place of $7,752 for our exploration activities on our 8 leasehold interests payment of $7,000,000. Pursuant to the Option Agreement, we have the right to explore for minerals, develop potential mining targets, enter into limited gold production, subject to the

Material Agreements

Option Agreement with Commonwealth

On June 17, 2007, we entered into a seven-year Option Agreement, which we amended on June 28, 2010, whereby the term was extended by three additional years. The Option Agreement conveys to us an exclusive option to purchase the mineral rights to 23 patented mining claims and 122 unpatented mining claims from Commonwealth at any time during the term of the Option Agreement upon the payment of $7,000,000. Pursuant to the Option Agreement, we have the right to explore for minerals, develop potential mining targets, enter into limited gold production, subject to the payment of a 5% net smelter return on any ore processed during the option period to be paid within fifteen days of the close of each calendar month. The Option Agreement requires us to (i) make annual option payments of $190,000 for the first eight years of the agreement on June 15 of each year, provided we may complete surface improvements in lieu of the $190,000 cash payment during the years of 2011 and 2012, (ii) make annual option payments in cash, or surface improvements in lieu of cash payments, of $400,000 during 2015 and 2016, and (iii) make annual surface access lease payments of $60,000.

Pursuant to the Option Agreement, on June 15, 2007 and January 24, 2008, we also issued a total of 19,000,000 shares of Common Stock to Commonwealth at $0.125 per share for a total consideration valued at $2,375,000.

Under the Option Agreement, we will hold Commonwealth harmless from rehabilitation or reclamation of the property. At the time of completion of operations, we must return structures to their original site, or another agreed upon site on the property. We must provide work program results to Commonwealth and secure and maintain adequate insurance on the property and for the workers. We must also fully perform the material terms of the Non-Exclusive Surface Lease Agreement ("Surface Lease"), which was entered into by us and Commonwealth on June 15, 2007.

The Option Agreement may terminate upon a breach of the Option Agreement or the Surface Lease by us that is not cured within 20 days of notice of the breach from Commonwealth. Upon termination, we must ensure sufficient assessment work has been filed to hold unpatented claims through the assessment year commencing September 1 and within 60 days, deliver existing drill core samples, pulps, and copies of formal reports, and must represent and warrant the accuracy and completeness of such reports; within 180 days remove any of our property, excluding that property that must be left pursuant to the Option Agreement or Surface Lease, and to replace any structures moved from the property.

From inception through December 31, 2010, we paid a total of $80,416 on behalf of Commonwealth for BLM assessment fees and property taxes, and we paid Commonwealth a total of $1,166,960 in annual option payments and annual surface access lease payments.

Non-Exclusive Surface Lease Agreement

The Surface Lease runs co-extensively with the Option Agreement and expires upon our acquisition of the mineral rights. At that time, the parties will enter into a new lease agreement on the property, under mutually agreeable terms and for rent of not less than the current Surface Lease. We may use any structure on the property as listed in Schedule B of the Surface Lease. Any structure constructed, remodeled, or renovated on the property is to run with the land and is to remain there for the benefit of Commonwealth. We are required to maintain fire and extended coverage on all structures in use on the property and must maintain the exteriors and interiors of those structures. An annual rent payment of $60,000 per year is required, which, upon thirty day notice, may convert to monthly or quarterly payments upon mutual agreement between the parties. In addition, we must pay all the taxes and assessments on the patented claims and pay all assessments and conduct all work required to keep unpatented mining claims in good standing with the US Department of Interior, Bureau of Land Management and State of Montana, or any

political subdivision thereof. We have agreed to hold Commonwealth harmless from liability damages or claims of damages and must carry suitable liability insurance.

The Surface Lease may be terminated upon a breach of the Surface Lease which include: our failure to pay all taxes and assessments, or conduct all work on the subject claims; our use of the property in a way not set forth in the Surface Lease; our failure to pay the rent payment; our committing or suffering any waste in or upon the property; our making of a general assignment for the benefit of creditors or an insolvency assignment or filing a voluntary petition for bankruptcy. In the event GHC fails to pay all taxes and assessments and perform all work on the subject claims, Commonwealth has the right, without notice, to make payments or perform the work required. This default may be cured by us if we reimburse Commonwealth for the full costs for completing the requirements in a timely manner. Otherwise termination of the agreement requires written notice of default to be delivered to us no sooner than 10 days from the defaulting event. We have 30 days from delivery of a notice of default from Commonwealth to cure any other default under the Surface Lease. If we fail to cure within such 30-day period, Commonwealth may re-enter the property, take possession and terminate the Surface Lease, whereby we will forfeits all rents paid and are responsible for any damages suffered by Commonwealth as a result of the default.

Notice of Option to Purchase Mineral Interests

On September 25, 2008, a Notice of Option to Purchase Mineral Interests was filed with the Granite Clerk and Recorder, whereby Commonwealth conveyed to us the right to purchase the mineral rights pertaining to the subject mining claims at any time prior to June 15, 2014, provided we perform all obligations as required pursuant to the material terms of the Option Agreement. The material terms as stated in the Option Agreement are as follows: The option may be exercised at any time prior to 11:59pm, June 14, 2017. The parties have agreed to file an Amended Notice of Option giving notice that the Option Agreement has been extended until 11:59 p.m., June 14, 2017. We may enter and shall have immediate possession of the property containing the optioned mineral rights, excluding historical structures. We may use the property to carry out our operations; install buildings, plants, machinery, equipment, tools, appliances and supplies. In the event Commonwealth's title is deficient, we may remedy the deficiency and deduct the costs and related expenses of said deficiency from the final purchase price of the Garnet Mining District mineral deeds.

Amended Mining Lease / Partial Assignment of Amended Mining Lease and Acknowledgment

The owner of record of one patented claim, the Free Coin, is River Terrace. An Amended Mining Lease between River Terrace and Commonwealth provides for a lease and option to purchase the Free Coin patented mining claim. This Mining Lease has been partially assigned to us by the terms of the Option Agreement and through a Partial Assignment of Amended Mining Lease, which assigned to us the leasehold interest in the Amended Mining Lease and the right to acquire, upon exercise of the purchase option defined in the Mining Lease and Amended Mining Lease, the mineral rights in and to the mining claim. The terms and nature of this Mining Lease, amended on or about February 20, 2009, are as follows: River Terrace leases Free Coin Quartz Lode, Mineral Survey No. 4652, Patent No. 28062 containing 13.86 acres, more or less, to Commonwealth for a period of seven years from March 29, 2007, subject to Commonwealth's option to purchase. Commonwealth shall have the exclusive right to enter upon and have possession of the mining claims for the purpose of testing, exploring, developing, and operating the mining claims as unpatented mining claims and extracting from and selling, with the exception of the portion attributable to River Terrace, any minerals found thereon and therein, specifically including, but not limited to, gold, silver, copper, gemstones and other minerals or gems. The places where any testing, exploring, developing and operating of the claim shall be done, and the extent thereof, shall be left entirely to the discretion of Commonwealth, provided however, that Commonwealth shall perform all work on said premises in a good and miner-like manner so as to preserve the premises as a workable lode mining claim. The following are the material terms of the option to purchase the subject mining claim: Commonwealth shall pay an annual rent payment of $500; Commonwealth shall pay a 3% net smelter return on all minerals extracted from the claim during the seven years immediately succeeding the date of the Amended Mining Lease; Commonwealth shall pay any real property, or any other taxes assessed or levied against mining claims, Commonwealth's property, or structures on the mining claim; Commonwealth shall pay all costs for the operation of said premises; Commonwealth will not allow a lien of any kind to be imposed or enforced against the premises; and Commonwealth will maintain appropriate insurance policies, including general liability and auto-related liability. A default on the option to purchase the subject mining claims consists of a violation of any provision of the Mining Lease, culminating in River Terrace delivering a written notice of violation and 120 day notice of termination of Mining Lease to Commonwealth. Commonwealth has 120 days from receipt of said notice to cure the default; otherwise River Terrace may take possession of the premises. The following are the material terms of the purchase agreement of the subject mining claim: Commonwealth shall give its notice of intention to purchase the mineral claim within seven years from March 29, 2007. The purchase price for the subject mining claim is $60,000, plus 12% bonus per annum, computed from the date of the Mining Lease to the date of the final closing payment, not to be more than 90 days after the notice to exercise the option is given to River Terrace.

Share Purchase Agreement with Commonwealth

On On May 24, 2010, we entered into the Share Purchase Agreement with Commonwealth, which was subsequently approved by the shareholders on June 24, 2010, whereby we purchased an additional eight prospecting leases on BLM owned patented mining claims and 91 unpatented mining claims, which are more particularly described in Schedule B, attached to the Share Purchase Agreement, which was filed as an exhibit to our Form 8-K, filed with the Securities and Exchange Commission on May 26, 2010. In consideration for the purchase of the eight prospecting leases on BLM owned patented mining claims and 91 unpatented mining claims, we issued 5,000,000 shares of our common stock at $1.00 per share to Commonwealth on May 24, 2010. Additionally, we agreed to pay to Commonwealth, within fifteen days of the end of each calendar month, a 5% net smelter return on any ore processed by us from the unpatented mining claims, excluding ore processed from the Shamrock unpatented mining claim. In the event that we do not exercise our option under the Option Agreement, we are required to release all eight prospecting leases and the 91 unpatented claims, to Commonwealth at no cost.

Certain Relationships and Related Transactions

We are a party to each of the following material agreements with Commonwealth as describedabove: Option Agreement, Non Exclusive Surface Lease Agreement, Amended Mining Lease, and

Share Purchase Agreement. Commonwealth is 10% owned by Eric Sauve, our President, CEO, CFO and Director, 55% owned by Mr. Aaron Charlton, Senior Consultant to our company, and 10% owned by Kim L. Charlton, Aaron Charlton's sister.

On July 6, 2009, we entered into a non-exclusive Agreement with Garnet Range Resources, LLC ("Garnet") for an open ended term, wherein Garnet is to provide support services to us which includes the operation of heavy equipment, provision of labor and coordination of project management with respect to exploring the mining claims located on the Garnet Mineral Property, including an operator, all maintenance, repair and support of the equipment, payment of taxes, insurance and all operating expenses. Garnet is obligated under the Agreement to provide all such services to us at or below the current market value, evidenced by Garnet obtaining at least two bids annually for the services provided. Garnet is solely responsible for employing personnel and related costs. Garnet holds us harmless from liability. We are each required to maintain $1,000,000 insurance liability coverage. Garnet is 50% owned by each of Eric Sauve, our President, CEO, CFO and a director and Joyce Charlton, the spouse of Aaron Charlton, Senior Consultant to our company. Additionally, from time to time, Aaron Charlton, our Senior Consultant, consults with Garnet.

On July 1, 2009, we entered into a vehicle lease agreement with Garnet pursuant to which Garnet will provide us with the use of an automobile beginning April 22, 2009 to April 21, 2011 for which we paid $4,500 to Garnet, in advance. We are responsible for all insurance coverage, repairs, licensing, fuel and other associated costs during the lease period. Following the lease expiration date, April 21, 2011, the Company will continue to lease the vehicle on a month to month basis with no additional fee.

On December 31, 2010, we entered into a common stock rescission and exchange Agreement ("Rescission Agreement") with our current Vice President of Corporate Finance and Marketing, BJ Ambrose, and our former Vice President of Marketing, Tim Matthews (who left our employ in September, 2010). Pursuant to the Rescission Agreement, Messrs. Ambrose and Matthews exchanged 238,800 shares and 168,300 shares of our common stock for warrants to purchase 477,600 shares and 236,600 shares of our common stock, respectively, at a purchase price of $1.00 per share. The warrants are exercisable no later than December 31, 2015 and contain a cashless exercise provision.

We paid Dr. Sears, a director of our Company, an aggregate of $26,934 in 2010 for consulting services in leading our geology team in various mapping programs on our Garnet Mineral Property.

Garnet Historical Owners and Operators

The historical owners of the Garnet mineral property were: Cordoba Corporation and Garnet

Mining between 1989 and 2007, both entities were owned and controlled by Aaron Charlton. Pegasus was a mid size gold producing company in the 1980's and mid 1990's that optioned the Garnet Property from Garnet Mining Inc. and Cordoba Corporation, between 1989 and 1993. Pegasus allowed its option to the Garnet Mineral Property to lapse in 1993 and subsequently filed for bankruptcy in 1998. Pegasus is not affiliated with us or Commonwealth. Trans-Global

Resources, N.L., which was an exploration company listed on the ASX and NASDAQ had a 56% interest in the Garnet Property from 1991 to 1993. Aaron Charlton, our Senior Consultant, was the Chairman of Trans-Global Resources, N.L. Western Energy Corporation, a mining exploration subsidiary of the Montana based power utility, Montana Power Company, conducted exploration of the Garnet Property from 1987 to 1989. American Mining Corporation owned and conducted exploration on the Garnet property between 1966 and 1971. The President of the American Mining Corporation was James Charlton, the deceased father of Aaron Charlton and Kim L. Charlton. Anaconda Corporation was a major mining company that explored the Garnet Property in the 1960's. Each of the above mentioned companies compiled geological data from exploration on the Garnet Project. This data is being used by us to confirm drilling targets. None of the above mentioned companies has any current relationship, claim or affiliation to the Garnet Project, our Company or Commonwealth. None of the above companies have any current relationships or affiliations with related parties to us, with the exception of Trans-Global Resources, N.L., Garnet Mining, Inc. and Cordoba Corporation which were companies controlled by Aaron Charlton, and American Mining Corporation which was owned and controlled by James Charlton, father of Aaron Charlton and Kim Charlton, sister of Aaron Charlton.

Garnet Geology

In order to provide a brief overview and description of the rock formations and mineralization, present on the Garnet Mineral Property, and of which we are currently exploring, the following excerpts from the "Garnet Project Summary, December 1992," as prepared by Pegasus ("Garnet Project Summary") are included below.

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

"Four major vein systems are present in the Garnet District. All four strike generally east-west, and dip at shallow to moderate angles toward the north. The most northerly of these is the Nancy Hanks system which includes the International, Shamrock, Dewey, and Nancy Hanks veins. These veins occur within the granodiorite, or along the contact with marbles and shales of the Jefferson, Red Lion, and Maywood Formations. The vein systems are anastomosing networks of north-dipping veins and veinlets, with abundant subhorizontal ladder veinlets cutting the granodiorite between the main veins. The veins and veinlets are predominantly milky white or clear quartz with minor calcite and/or ankerite. Up to 2% pyrite can be found in the veins, but trace amounts are more typical. Away from the major veins, the granodiorite is strongly propylitized for a few inches up to several feet with minor amounts of disseminated pyrite. Trace amounts of quartz veinlets are sometimes responsible for" mineralized material drill intercepts.

Garnet Mining History

The following is a brief history of previous operations, including, insofar as known, the names and dates of previous operators: Between 1896 and 1942, geological reports indicate that the Nancy Hanks, Shamrock, Lead King, Dewey, International and Tiger mines, to identify a few, were active on the Garnet property. The year of 1942 marked the beginning of World War II, causing mining to cease until the 1960's when Anaconda Corporation began its exploration programs on portions of the Garnet Property. From 1966 to 1971, American Mining Corporation owned and conducted its own exploration on the Garnet Property. Western Energy Corporation, a mining exploration subsidiary of the Montana based power utility, Montana Power Company, conducted exploration of the Garnet Property from 1987 to 1989.

In Pegasus' exploration of the Garnet Property they identified mineralized material in two of our mining claims that are under option through Commonwealth. Subsequently, we have used these previous exploration results from the Nancy Hanks and Dewey patented claims, as a basis for our initial 2008 exploration plans. Several of the following excerpts and summarizations from the "Garnet Project Summary, December 1992," prepared by Pegasus ("1992 Report") and the "Mineral Property Valuation, Garnet and Copper Cliff Mining Districts," prepared by John C. Brower, Ph.D. ("1999 Report") are provided and outline the Pegasus operations on the Garnet Property. Dr. Brower has declined to provide his consent to use this information to us, due to the age of the report, which is dated September 1999, and the fact that a third party entity commissioned Dr. Brower to prepare the report, thus he does not own the report. We adopted these geological conclusions as our own and direct investors to review the Risk Factor titled, "Non-Consent to Use Geological Reports," in this Form 10-K.

"Between December, 1989, and December 1992, Pegasus conducted an exploration program covering over 22 square miles and employing airborne magnetics, IP, and resistivity surveys. Drill targets were defined using geologic mapping, [and] rock, soil and trench geochemistry. Fourteen targets were drill tested with 147 reverse circulation holes (47,601 feet), and six core holes (1,710 feet)." This exploration program designated mineralized material located in "the Nancy Hanks deposit using 16 north-south cross sections," and reported "tonnages for 129 polygonal blocks on these cross sections as defined by intercepts in 43 reverse circulation drill holes, nine trenches, and three core holes." These calculations resulted in designated mineralized material of 3.2 million tons, with an average grade of 0.04 ounces AU per ton."

The 1999 Report further discusses the Pegasus exploration plan and states that the "...Dewey/Nancy Hanks and Cascade zones were constructed by Pegasus, showing drill holes and intercepts of" mineralized material and other geology. Pegasus completed their calculations "manually by drawing polygons on the cross sections, and with polygon cross sectional areas determined by using planimeters. Polygons were then extended halfway to the adjacent cross section to determine volume and tonnage." Pegasus created Ninety-three blocks on ten cross sections.

"The approach employed by Pegasus is suitable as a first approximation, early indication type of estimate, to determine whether enough gross grade and tonnage is present to merit further work, but is far too generalized for feasibility decisions. More sophisticated analytical techniques using computer models can reveal ore grades and gross tonnages that differ significantly from first approximations. They can be substantially higher or lower, due to more selective designation of what is ore and what waste, which can subsequently expand is or contract mineable zones." The 1999 Report goes on to suggest that John C. Brower used "the drill hole data from Pegasus in computer mine modeling, namely the commonly used proprietary programs SURPAC and THREE-D SURPAC to generate a mine block model, in this case with user defined mine blocks 100 feet square and 50 feet high. Modeling utilized 62 drill holes in the Dewey/Nancy Hanks area and 17 in the Magone & Anderson, with an average spacing of 250 feet apart." The 1999 Report's "prefeasibility model was based on a 6-year mine life, followed by two years of reclamation," and prescribed the removal of 6,972,000 short tons of designated mineralized material which had an average grade of "0.086 troy ounces per short ton."

Results from the Pegasus Exploration Plan, which were further interpreted by the 1999 Report, as well as numerous other reports and data, were the basis for Grant Hartford Corporation's initial exploration plans. The majority of the historical exploration activities were designed to define mineralized material for future open pit mining activities. Through our exploration activities we have begun to gain a more in depth understanding of our mineralized deposits, and have begun to target the vein structures for possible underground mining operations.

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

"Opinions expressed are based on two days of meeting with company partners and a day examining the site, April 12, 2007; however, the Garnet Area is well documented by an extensive amount of good quality information. This examination has been carried out on a "for fee" basis, and the author has no financial interest in the Grant Hartford Company or the Garnet Area property. Under 1889 mining law, districts are not a property, but an organization representing a cluster of mines and infrastructures resulting from mining and economic activity around a locus of exploitable metallic mineralization. The Garnet district includes several mines, the available information, both published and unpublished, was generated by organized, well financed corporate mineral exploration programs or documented in detail by competent professionals."

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

Current Operations

2008 Operations

The Company's 2008 exploration program was designed to quantify, through the use of definition drilling, both open pit and underground mine mineralized material targets identified by the previous Pegasus exploration program. J. Robert Flesher, our Vice-President of Geology and Mining, prepared the "Nancy Hanks Project Geology and Drilling Report for 2008," wherein the results for the Company's 2008 exploration program were detailed. During the second half of 2008, we began a definition drilling program consisting of 54 reverse circulation drill holes (12,497.5 feet), examining three mineralized vein systems. Drill targets were based on results from exploration conducted by Pegasus between December 1989 and December 1992 and other historical records, maps, and other geologic reports. Pegasus completed 147 reverse circulation holes (47,601 feet) and six core holes (1,710 feet). Combined, the total drill footage available for reserve calculation and mine planning is 31,808.5 feet.

The Company's 2008 exploration program successfully intercepted multiple high-grade mineralized material zones. We discovered and expanded mineralized material zones indentified by Pegasus in the East Dewey and North Dewey zones. Drilling on the Nancy Hanks deposit confirmed mineralized material as identified by Pegasus with open boundaries in several directions. A new mineralized material zone, at the 200 foot level in the area of Nancy Hanks pit, was discovered which is open in three directions.

2009 Operations

Our 2009 exploration program was designed to expand on the 2008 drill results and the results of Pegasus' exploration project (1989-1992). The Pegasus exploration project identified 16 different areas of high grade mineralized material. Numerous historical reports, production records, and maps were also used to determine the most promising targets.

The 2009 exploration program continued to define the Nancy Hanks area and expanded exploration to include 3 additional high grade targets containing mineralized material indicated by limited drilling conducted by Pegasus. These include the Willie Vein, the Tiger Vein, and the Tostman mineralized zone. We completed 111 holes totaling 37,763 feet in 2009. Plans called for confirmation of these high-grade intercepts, tightening drill spacing for more accurate resource estimation, moving more mineralized material into a potential proven/probable reserve category, and evaluating the high-grade intercepts for underground extraction. Additionally in 2009, two confirmation holes were drilled alongside two sets of twin core/reverse circulation holes completed by Pegasus and results closely mirrored previous results.

The Willie Vein System had 30 reverse circulation drill holes completed totaling 9,333 feet in 2009. This drill program was based on 2 drill holes completed by Pegasus totaling 615 feet which intercepted a high grade quartz vein structure contained in the Garnet Range Quartzite. 2009 drill results confirmed Pegasus data and additional holes were completed along strike and down dip.

The Tostman mineralized zone is located approximately 1,800 feet west of the Nancy Hanks pit area. This deposit was drilled by Pegasus, who encountered both lower grade pit type material as well as higher grade underground veins. We included the Tostman in the 2009 exploration plan to further define this deposit, confirm the data reported by Pegasus, and begin mineralized material modeling for tonnage and grade estimations. During 2009, GHC drilled 10 holes on the Tostman deposit totaling 3,800 feet and was able to confirm much of the data presented by Pegasus. Several high grade veins were encountered as well as intervals of lower grade mineralization.

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

Vulcan Sub-Surface 3-D Modeling Software Program

We purchased the Vulcan Sub-Surface 3-D geologic modeling software ("Vulcan") early in 2009. All historic and current drill data has been input for drill planning and mine planning. We engaged WGM Engineering of Missoula, Montana to conduct a Lidar air survey of the project area. This survey has a tolerance of 2' or less and has provided the Company with an extremely accurate and current topography, along with aerial photography of the optioned portion of our Garnet Mineral Property that has been imported into Vulcan. Many of the historic mine workings, roads, and various other features in the area have been digitized and imported into Vulcan. These historic workings help indicate the potential location of mineralized material bodies, in addition to mine planning activities.

Geophysics

Echotech of Missoula, MT was contracted to evaluate the geophysical data gathered by Pegasus. It was determined that the data was not very useful to us as more modern techniques give much better information. A down hole geophysics program was conducted on the Willie vein system, but results were not conclusive.

Geological Team

The Company organized a Geological Team during 2009 which serves to increase our knowledge and ability to handle the Garnet Mineral Property's increasing geological needs. The Geological Team brings a wide range of knowledge together allowing the Company to more efficiently accomplish its exploration goals on the Garnet Mineral Property. Dr. Sears has conducted numerous geological mapping activities in the greater Garnet Mining District and his work provides a unique and beneficial source of geological information for our exploration activities on the Garnet Mineral Property.

Team members include:

J. Robert Flesher - our Vice President of Geology and Mining

Dr. James Sears - a director of our company and a Professor of Geology at the University of Montana

Jeff Switzer - Field Geologist and recent geology graduate from the University of Montana and student of Dr. Sears.

Sarah Clark - Field Geologist and recent geology graduate from the University of Montana. And Ms. Clark was a student of Dr. Sears'

Joe Faubian - CDM Constructors, Inc.'s consulting geologist

Conclusion of the Company's 2008 and 2009 Drilling Activities

Initial plans in 2008 primarily targeted intercepts reported by Pegasus which allowed us to begin to confirm and expand mineralized trends. In 2009, we were able to further define and add to our understanding of the Garnet Mineral Property through the exploration of the Willie, Nancy Hanks and Tostman zones. Deposit models created in Vulcan have been used to begin preliminary mine designs for the Willie Zone. Drilling on the Nancy Hanks zone in 2009 continued to confirm historic records of high grade vein systems with open boundaries in several directions at shallow depths. The addition of the Vulcan software and creation of the Geological Team allowed us to greatly expand our knowledge database and enabled us to prepare increasingly educated exploration plans going into future drilling season.

2010 Operations

The 2010 exploration season concluded on December 7, 2010, allowing us to complete 66 reverse circulation drill holes and 4 core holes totaling 34,858 feet and 1,699 feet respectively. During the 2010 exploration season, we experienced many drill availability setbacks, yet we were able to add significantly to the overall tonnage and grade estimate with promising results. The additional structural knowledge gained from the Garnet Mineral Property has allowed us to complete our exploration and mineralized structure definition more efficiently, which will flow into the 2011 exploration season.

Grant Hartford's 2010 exploration program was designed to expand on drill results from 2008 and 2009 as well as results from Pegasus' exploration project. The 2010 exploration plans included continued evaluation of the northwest and down dip extensions of the Nancy Hanks vein system, down dip and lateral extensions of the Willie vein system, the Nancy Hanks Pit area, and continued definition of the Tostman vein system. Additionally, plans were made to examine the Coloma district and the Lead King Vein systems.

Due to limited drill availability, most of the drill footage was completed in the Nancy Hanks vein system (27,338 feet) and the Willie vein system (5080 feet), with 1790 feet completed in the Lead King vein system and one 650 foot hole which penetrated both the Grant and Hartford and Lead King vein systems. Two core holes, totaling 930 feet, were completed in the Nancy Hanks vein, along with the completion of two core holes, totaling 766 feet, at the Willie site. These core holes twinned high grade reverse circulation intercepts and were designed for grade confirmation and to evaluate true vein thickness. Initial core hole logging has confirmed the mineralogy and location of the structure. The mineralized intervals were sampled by lithologic changes and sent for certified assay.

The highlight of the 2010 drill season was the "discovery" of a high grade, very prolific vein structure which is an extension of the same vein mined in the historic Dewey mine. Following up on promising results from drilling completed in 2009 (13 holes totaling 5480 feet), 30 reverse circulation drill holes, totaling 18,065 feet, and two core holes, totaling 933 feet, were completed in 2010, allowing us to extend the known mineralized zone on the northwest Nancy Hanks vein model to over 580 feet along strike.

Contained material estimates for the northwest portion of the Nancy Hanks vein system at the end of the 2009 drill season indicated over 70,000 tons grading 0.226 OPT Au. With the addition of the 2010 drill results, the updated tonnage and grade model currently indicates over 188,000 tons at 0.265 OPT Au.

This zone has proven to be the most consistent mineralized vein structure, both in continuity as well as grade, in which we have explored on the Garnet Mineral Property to date. We anticipate that this structure continues to the west of the Tostman zone, as indicated in our preliminary exploration results. During the final quarter of 2010, we were able to add over 250 feet along strike to our current mineralized model. We will continue to follow this high grade trend in our 2011 exploration activities.

We completed 10 reverse circulation drill holes and two confirmation core holes, totaling 4,980 feet and 766 feet respectively, on the Willie vein system in 2010. This drill program included plans for an additional five drill stations, which are currently permitted, and we anticipate completing during our 2011 exploration program. We plan on continuing to examine this zone in future years of exploration, and preliminary results suggest there is a potential to extend the strike extents of the Willie vein system from the current 350 foot length to as much as several thousand feet.

The Lead King vein system lies a few hundred feet north and upslope from the Willie system and was mined extensively on both the east and west sides of First Chance Gulch historically. After evaluating initial mine planning at the Willie, we determined additional exploration of the material below the historic Lead King workings was needed. Initial exploration drilling on this structure consisted of five reverse circulation holes, totaling 1,790 feet, and preliminarily indicates that the Lead King mineralized zone may continue below the currently defined lower working. If this preliminary data is correct, both the Lead King and Willie mineralized zones could potentially be accessed from one future mining site. The Initial drilling results were not adequate to begin tonnage and grade estimates, however we were able to intercept vein structures where we initially anticipated. We plan to continue our examination of the possible Lead King and Willie connection with additional drilling and mapping during our 2011 exploration season.

Another project that was started in 2010 was the initial exploration of the Grant and Hartford vein system. This mineralized zone lies several hundred feet north and upslope from the Lead King system and is similar geologically to the Lead King vein. This vein was mined historically on both the east and west sides of First Chance Gulch, although little work is indicated on the west side of the gulch based on historic records. Three drill sites were permitted for this zone, but drill availability did not allow them to be completed. We were able to examine this structure using surface trenching and grab sampling west of the historic workings. Five trenches were excavated in 2010 to explore the surface expression of this structure. These trenches were channel sampled and mapped and four of the five trenches yielded assays of over 0.100 OPT Au including several over 0.500 OPT Au. Surface exposure of this vein was mapped and plotted using historic excavations and projections based on historic workings. Drill planning for 2011 will include plans to explore this structure with adequate drill spacing to allow tonnage and grade estimation, and we anticipate it may be another mineralized vein system of interest for our feasibility study.

The Tostman mineralized zone had four drill stations planned for 2010 which were included in our Prospectors Permit, acquired pursuant to the Share Purchase Agreement dated May 24, 2010, of which is located approximately 1,800 feet west of the Nancy Hanks pit area. Due to drill availability problems, no holes were completed in the Tostman zone during 2010. We anticipate completing additional drilling during our 2011 exploration season in order to further define this deposit's potential, as our current exploration data suggests is open in three directions.

Other 2010 Exploration Activities

Geology Team

The GHC geologic team was organized in 2009 and continued to increase our knowledge and understanding of the vein systems found on the Garnet Mineral Property during our 2010 exploration season.

Mine planning

Mine planning activities continued during 2010. Underground extraction plans were created for the Willie vein model by Small Mine Development of Boise, Idaho ("SMD") in 2009 and a second mine plan was obtained from New Millennium Mining during the second quarter of 2010. As stated previously, preliminary results indicate that the Lead King system may be accessed from the Willie workings. We plan to continue exploration on this possible connection during the 2011 exploration season in order to finalize its feasibility. Underground mining plans are also being developed by SMD and New Millennium Mining for the Nancy Hanks vein system and we have a portal preliminarily planned for this area beginning in early 2011 to begin the anticipated access of this mineralized material.

Mapping Activities

Geological mapping continues to be one of our top priorities. During the 2010 exploration season, Dr. Sears lead numerous mapping and sampling activities to expand our knowledge of the vein systems in the district. He was able to refine the geologic map originally started in 1989, and began to more accurately define lithologic boundaries using our highly detailed Lidar contour maps. He also greatly increased our knowledge of the potential extents of many of the mineralized vein systems in the district. This information will be used for exploration planning in

Mapping Activities

2011, and his entire report titled, "Gold-bearing quartz veins in the consolidated Grant Hartford Corporation claim blocks", can be reviewed on our website, www.granthartford.com.

Geochemical

Geochemical data collected by Pegasus is currently being converted to an importable format for use in the Vulcan 3-D software system. Over 2,300 soil and grab samples are included and will be used to help identify surface expressions of mineralized areas for exploration planning.

Conclusion

We were able to significantly increase our understanding of the deposits found on our Garnet Mineral Property during the 2010 exploration season. This improved knowledge of the district allowed us to be more efficient with our drill program and increased our ability to successfully estimate the locations of mineralized material. The identification and definition of the northwest portion of the Nancy Hanks vein system has put us in a potential position to begin anticipated mining, and possible processing, of several high grade mineralized zones that we have preliminarily identified. We were able to complete four core holes in 2010 which provided a more comprehensive identification of the mineralized zone structures, including potential grades, and lithology of the Nancy Hanks and Willie vein systems, which we anticipate will provide data for more refined mine planning proceeding the completion of our feasibility study. We anticipate that this greater understanding of the district will allow us to continually increase our grade and ton estimates of the mineralized material in our future exploration seasons.

2011 Grant Hartford Exploration Plan
By J. Robert Flesher, Vice President of Geology and Mining

Introduction

This document outlines exploration activities planned on the Garnet Mineral Property during the 2011 exploration season. The first section describes our target areas and goals for each mineralized zone. The second section is a detailed description of mapping and other exploration activities to be completed by Dr. Jim Sears.

Section 1: Drill Targets and Objectives

Our exploration objectives for 2011 will be designed to further expand our knowledge of mineralized vein structures in the district, bring more mineralized material in to a preliminary reserve category to be used in our feasibility study, and to explore the extents of the seven major vein structures as identified by Dr. Sears. Exploration drilling in 2011 will consist of reverse circulation drilling and core drilling activity targeting several mineralized zones in the Garnet District.

Underground mine planning, pursuant to our feasibility study, is in progress and is scheduled to commence in during the second quarter of 2011. Underground drill stations will be established for core drilling as target areas are reached during excavation to define down dip extensions as well as explore for deeper mineralized structures.

A. Due to limited drill availability in 2010, many of the drill stations planned and permitted in 2010 will be drilled in 2011. Listed below are drill locations from 2010 and new targets planned for 2011.

I. Willie Vein

Two core holes drilled in this zone in 2010 twinned previously drilled reverse circulation holes and confirmed the vein structure. Five more reverse circulation drill stations were planned and permitted for 2010, but due to limited drill availability, it was determined to use the drill to explore the Nancy Hanks vein. These stations will be completed in 2011.

II. Lead King Vein System

Five reverse circulation holes were completed in the Lead King zone in 2010 below the lowest level of the workings and the vein structure was intercepted where anticipated. Six drill stations planned and permitted in 2010 were not completed due to limited drill availability, however we plan to complete them in 2011. These six stations all explore the down dip extension of the vein below the historic workings.

Drill stations planned to the west of the historic workings will examine both the Lead King and Willie vein structures. Preliminary drill data suggests there is a potential for access to both the Lead King and Willie zones from the same future mine site. Proceeding the completion of our feasibility study, we anticipate moving forward with mine design work in 2011.

III. Nancy Hanks Vein System

Drilling completed in 2009 verified the historical data and drilling continued to follow the structure down dip and to the west in 2010. The results obtained in 2010 indicated mineralized material that has been modeled in this section (NH3) of the structure. The 2010 exploration season ended in mineralized material grade and ton estimates that suggested that the mineralized structure is not cut off to the west.

The NH3 vein has indicated a potential mineralized structure that is the most consistent in width, grade and ton in which we have explored to date. This vein structure is our primary focus for exploration during the 2011 season and is an area of mine planning. Once underground exploration advances sufficiently, we anticipate establishing underground core drill stations to explore the down dip as well as possible exploration for deeper mineralized zones.

The Tostman zone lies approximately 1,400 feet to the west of the last drill station completed at the Nancy Hanks. Prelimiary exploration results suggest that both the Tostman as well as the zones mentioned in this section III, may lie along the same structural trend. We anticipate completing wide spaced drilling over the 1,400 foot gap in data during 2011.

IV. Tostman Vein System

Eleven holes on four drill stations were permitted and bonded through the Prospectors Permit in 2010. These stations were not drilled in 2010 due to limited drill availability, however we anticipate completing them in 2011.

V. Grant Hartford Vein

The Grant and Hartford mineralized vein structure was mined historically mainly on the east side of First Chance Gulch. Surface grab samples were taken and assays indicate high grade material at the surface. Trench work was completed in 2010 along a 600 foot section of the trend with positive preliminary results.

Four drill stations were permitted and bonded in 2010, but due to limited drill availability only one drill hole was completed in 2010. We anticipate completing drill hole exploration along with more surface exploration in 2011.

Preliminary surface exploration on the Grant and Hartford vein indicates a need for additional exploration through more closely spaced drilling. We anticipate that the planned drill spacing will allow grade and tonnage estimations to be modeled in 2011. We are interested in the potential for this zone as it can potentially be accessed with minimal underground disturbance.

VI. Other Targets

In 2011, we anticipate expanding our exploration in both eastern and western directions of our current area. Drill and surface sampling and mapping programs will continue to expand the indicated strike lengths of the mineralized structures in the district.

·

Contact zone - This contact aureole is highly altered and mineralized and has a known extent of at least 15,000 feet. All of the historic major producers in the northern portion of the Garnet District lie within a few hundred feet of this contact zone. We have claims covering the entire distance and we plan to continue definition of the mineralized structures along this trend in 2011.

Eocene soils cover a large portion of this trend, and there is apotential for undiscovered sections of mineralized structures. We plan to conduct widely spaced drilling and surface mapping and sampling along this trend in 2011.

·	Coloma - Pegasus completed thirteen drill holes in this zone with encouraging results. Exploration is planned to be conducted in the Coloma zone as time and equipment allow in 2011.

B. We plan to continue updating all existing geological, geophysical, geochemical, and historic data into Vulcan's sub-surface 3D mine modeling program to better identify mineable mineralized zones, assist in mine planning, exploration planning, and in the future establishment of a reserve calculation. Geochemical data collected by Pegasus has been converted to a format acceptable to Vulcan, and we plan to evaluate geochemical anomalies for exploration potential in 2011.

C. We anticipate the establishment of an on-site fire assay laboratory for quick field assessment. We are currently planning acquisition of used and/or new equipment. Having a fire assay lab on site should enable us to quickly determine grades for surface exploration, drill samples, and mineralized material control as we commence our anticipated future underground mining operations. Samples to be used for reserve calculations will still be sent to outside labs.

D. We anticipate geophysical plans for 2011 exploration will include running lines along the intrusive contact to discover deposits which may not have a surface expression. This would serve to identify potential targets as well as rule out areas which appear to be barren and save unproductive drilling.

E. Our geologic team plans to open, enter, map, and sample as many historic workings as possible. This will be conducted as time and safe conditions allow. Priorities for this work include the Lead King workings, the Grant and Hartford workings, and several other historic mines in the area.

F. Core Drilling - We plan to complete 5,000 feet of diamond drilling (core) in 2011. These holes will target mineralized zones encountered with reverse circulation drilling in several areas of the project. These holes will be used for mine planning and reverse circulation drill-hole confirmation. Down-hole surveys will be conducted to verify mineralized zone locations.

G. Underground Mine Planning and Mapping - Preliminary mine design planning for the Willie and Nancy Hanks mineralized zones has been completed. We anticipate that underground exploration will complete continuous mapping and sampling activities as the workings advance.

Section2: Mapping (Jim Sears)

     Mapping program: While the 2011 drilling progresses, we propose to conduct geological field work at various localities around the Garnet Mineral Property to better understand the structural configuration of the vein systems. This work would be conducted by Dr. Sears and a field assistant over most of the summer. There are three main items:

I. District Mapping

· We anticipate that Dr. Sears will continue to update and detail the geologic map he has been modifying since 1989. This mapping will be scaled at 1"=300', and will use the LIDAR base map.

·   Many of the higher elevations in the project area are covered with rusty red Eocene soils. Our current plans include mapping Eocene soil zones across the entire property both for interpretation of buried vein structures and historic prospects, and to investigate placer potential.

·   We propose to map the transition from the Grant and Hartford and Lead King veins in the Garnet Range Formation in First Chance Gulch up to the west into the marble to investigate the relationship between the quartz veins and the skarns.

·   Along with mapping, we plan to locate all old mines and prospects around Anderson Hill for the potential inclusion in the Vulcan program. This would allow 3-D calibration of the vein systems across the various faults.

II. Structural data base.

· We propose to measure the orientations of various small-scale structural features associated with the veins in order to better understand the geometry of the veins relative to the enclosing rocks.

·   We anticipate conducting the mapping and measuring of structural fabrics in the folded and faulted host rocks and determining their genetic relationships to our Garnet Minarl Property's mineralization.

· We also propose to determine the origin and orientation of the Day Gulch fault in 2011.

Competition

In general, the mineral development industry is intensely competitive and even if commercial quantities of proven/probable reserves are identified and prepared for extraction, a ready market may not exist for the sale of the proven/ probable reserves.

We were incorporated on March 15, 2007 and our operations are not well-established. Many companies operating in our industry are more established and have greater resources to engage in the production of mineral claims. At the present time, our resources are limited. As a result of continuing losses, we may exhaust all of our resources and be unable to complete the exploration phase of the Garnet Mineral Property. There is also significant competition to retain qualified personnel to assist in conducting exploration activities. If a pre-feasibility or scoping study and exploration is completed and a commercially-viable deposit is identified and we are unable to retain additional qualified personnel, we may be unable to enter into the development and subsequently the production stage and achieve profitable operations. These factors could inhibit our ability to compete with other companies in the industry or to enter into the development or production stages of a proven/probable reserve claim, in the event a commercially-viable deposit is identified.

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

Compliance with Government Regulation

If we progress to the development and subsequently the production phase, our Small Miner Exclusion Statement (#46-032) will allow us to construct and operate a milling facility and mine an unlimited amount of material subject to a surface disturbance of less than five acres.

We are undertaking a study to expand our Small Miner Exclusion Statement to an Operating Permit that would allow us to expand our mine operations beyond a surface disturbance area of five acres. We cannot be certain that such approvals will be obtained. The cost and time involved in obtaining such approvals cannot be known in advance.

The primary agency that governs the exploration and mining of reserves identified in the future, in the State of Montana on private lands is the DEQ. The BLM manages the exploration, development and production of Montana's mineral resources on federally-owned lands, and implements policies and programs respecting their exploration, development and production, while at the same time protecting the environment.

Exploration, development and production of unpatented mining claims is regulated by the BLM. The exploration, development and production of patented mining claims is regulated by the DEQ.

Activities such as trenching and drilling require us to post a reclamation bond calculated by the amount of surface disturbance. The bond is refundable upon a BLM and/or DEQ inspector's determination that the exploration program has completed the required reclamation.

The BLM governs the procedures involved in the location, staking, recording and payment of maintenance fees of unpatented lode claims and placer claims in Montana. The BLM and the DEQ monitor and regulate all mineral exploration, development and production carried out on unpatented and patented mining claims in Montana. Their oversight applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, OSHA, MSHA, and Workers Compensation have provisions for employment standards, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. There are also federal and state statutes regarding water use and discharge.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Reclamation is the process of bringing the land back to its original natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy any environmental damage, caused such as refilling trenches after sampling or cleaning up fuel spills. Our initial exploration program requires little reclamation or remediation because of minimal disturbance to the ground. At the date of this Form 10-K, we have posted bonds totaling $37,761 for our Exploration License No. 00545, and $17,310 for our Prospecting Permit, with the DEQ for our 2010 exploration program. A portion of these bonds will be rolled over to additional work in the 2011.

Geological and Mining Expenditures

From inception through December 31, 2010, we have incurred a total of $4,191,608 in geological and mining expenditures, which are made up of: $2,390,256 for mining expenses on the Garnet Mineral Property, $1,400,472 for drilling expenses on the Garnet Mineral Property, $85,781 for licenses and permits on the Garnet Mineral Property, $56,701 for materials and supplies used in the geology and mining operations on the Garnet Mineral Property, $134,584 for sample testing on the Garnet Mineral Property, $122,614 for labor relating to the exploration of the Garnet Mineral Property, and $1,200 for reclamation expenses on the Garnet Mineral Property.

Subsidiaries

The Company has neither formed, nor purchased any subsidiaries since the date of its incorporation.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

Market Information

According to the World Gold Council, total identifiable gold demand was 921.8 metric tons in the third quarter of 2010, a 12% increase year over year. Gold for jewelry demand accounted for 57.5% of the total, an increase of 8% year over year. Gold for investment demand was 30.5% of total production, an increase of 19% over the year and gold for industrial demand at 12% of total production, an increase of 13%. The price of gold is set in daily trading sessions at metal exchanges throughout the world. Gold smelted to a fineness of .995 is considered pure and qualified to sell at the metal exchanges.

The Company intends to produce gold to a fineness of .995 and sell the gold on the open market.

Revenue Strategy

We are currently in the exploration stage and plan to proceed with a pre-feasibility or scoping study in order to identify an economically feasible deposit of gold, and intend to progress to the development and ultimately the production stage to begin mining and producing proven/probable gold reserves. We currently anticipate contracting with and shipping the mineralized material to, a local milling facility that would process the mineralized material. The local milling facility would then pay us an amount equal to the fair market value of the contained amount of gold, minus the processing fees.

In addition, provided its economic feasibility, we intend to build a mill and processing facility on site in order to produce gold at a .995 fineness, which would eliminate the local milling facility and allow us to directly sell in the metals exchanges.

Equipment, Materials and Suppliers

We engage various firms on an as needed basis to assist us with pad construction, reclamation, mining equipment and drilling supplies, reverse circulation drilling, water resource baseline studies, mill and tailings pond location and survey, drill hole survey and mapping, mill feasibility and engineering and assay.

Government Approval and Regulation

We currently hold a Small Miners Exclusion Statement (#46-032) which has been issued by the State of Montana. There is no annual fee associates with this permit. We also currently hold an Exploration License (#00545), which has been issued by the State of Montana. The annual cost of this permit is $25. We are also currently in the review process regarding our exploration plan on our Prospecting Permit on BLM owned patented mining claims. The review process for the Prospecting Permit totals $9,545. In addition, we have bonded a drilling and exploration program with the DEQ and the BLM. The bond amounts total $58,372.

Employees/Consultants

We have four full-time employees, Eric Sauve, our President, CEO and CFO; Aaron Charlton, our Senior Consultant; J. Robert Flesher, our Vice President of Mining and Geology; and BJ Ambrose, our Vice President of Corporate Finance and Marketing. We also have one consulting geologist, Dr. James Sears, and two part time geologists, Jeff Switzer and Sara Clark. We currently intend to hire a full-time Chief Financial Officer in the future.

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

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like ours, are in the exploration stage. We may not successfully address these risks and uncertainties or successfully implement our business plan. If we fail to do so, it could materially harm our business and impair the value of our Common Stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits in the future.

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

2:    We will require additional funding

As of December 31, 2010, we had cash in the amount of $1,294. We currently anticipate incurring expenses of $25,000,000 for the fiscal year ending December 31, 2011, of which we plan to use $20,840,000 in order to complete our feasibility study, funding our 2011 Exploration Season, continuing the mapping project on our property, establishing an on-site fire assay laboratory, beginning mining operations in two locations and in the construction of a milling facility on our Garnet Mineral Property. We will require additional financing in order to begin and complete our current plans for the 2011 exploration season and may require additional financing for future phases on our Garnet Mineral Property. We currently do not have any operations and have no income. Our business plan calls for significant exploration expenses. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. In the event that our exploration programs are successful in sufficiently estimating the mineralized material continuity between drill holes and we exercise our mineral claim purchase option, we may require additional funds in order to place the patented and unpatented mining claims into the development and commercial production stages. We currently do not have any finalized arrangements for financing and we may not be able to obtain financing when required and on favorable terms. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other metallic minerals and the costs of exploring for, developing and producing these materials. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations.

3:   Auditor has raised substantial doubt about our ability to continue as a going concern

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit since inception of $8,932,409 for the period from our inception, March 15, 2007, to December 31, 2010, and have no revenues. Our future is dependent upon our ability to obtain financing and upon successful exploration and future development and production stages on the patented and unpatented mining claims. This is a significant risk to investors who purchase shares of our Common Stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational. Potential investors should also be aware of the difficulties normally encountered in the exploration stage of mining companies and the high rate of failure of such enterprises. Our auditor's concern may inhibit our ability to raise financing because we may not remain operational, which would most likely cause our business to fail.

4:   The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on any potential lenders, causing them to fail to meet their obligations to us. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations, and may cause our business to fail.

5:   Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2007 has continued and substantially increased into the present. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectation for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a continued recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions.

Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally and a wide range of financial institutions and markets, asset classes and sectors. As a result, capital markets have experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probabilities of default. These events and the continuing market upheavals may have an adverse effect on us because our liquidity and ability to fund our capital expenditures is dependent in part upon our access to the private and public capital markets. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility. The forgoing factors may have a negative impact on the value of our company, its assets, and its common stock resulting in illiquidity of our shares and potentially a total loss to our shareholders and a failure of our business.

6:   We are a new company with limited operating history

We have only completed three drilling seasons on our mining claim holdings for which we have acquired our options. We recently acquired additional unpatented mining claims and mining leasehold interests, which we began exploring in 2010 and of which will require additional exploration. As a result, we have no way to evaluate the likelihood that we will be able to operate our business successfully and move to the next mining stage on our Garnet Mineral Property. There is no history upon which to base any assumption as to the likelihood that we will prove successful. We have not earned any revenues as of the date of this Form 10-K, and thus, we face a high risk of business failure which could result in a loss of confidence by our shareholders or potential investors and could result in a disruption to the business, adversely affecting our Company and the existing shareholders.

7:   We may be unable to retain the consultants upon which we rely.

We have agreements with consultants to perform services for us including with an independent engineer for the review all of the historical information available on the mining claims we have under option, the results from the previous exploration work performed on these mining claims, as well as the result of our exploration during the 2008, 2009 and 2010 drilling seasons in order to prepare the Company's Feasibility Study pursuant to Industry Guide 7, and to make recommendations based on those reviews; with a firm for engineering services in order to complete mill and property engineering on the Garnet Mineral Property; with the University of Montana to utilize the Geological Department and Geographical Information Systems Department to digitize data; with geologist consultants for mapping the Garnet Mineral Property; assistance with the Vulcan Sub-Surface 3D Mine Modeling Program; and assistance with sampling, mapping and drill rig activities on the Garnet Mineral Property. We also have agreements with an independent laboratory to perform analyses on geological samples and an engineering firm for a water base line study and survey for a mill and tailings impoundment.

Each of our consultants perform functions that require the services of persons in high demand in the industry and these persons may or may not always be available when needed based on their status as consultants. The implementation of our business plan may be impaired if we are not able to retain our significant consultants or if they do not perform in accordance with their agreements and the failure to execute our business plan will have an adverse effect on the value of our company and its common stock.

8:   Common ownership of GHC and Commonwealth may create a conflict of interest.

One of our material assets is the option to purchase the 122 unpatented and 23 patented mining claims on the Garnet Mineral Property. The claims are owned, or optioned by Commonwealth.

Commonwealth is owned in part by Mr. Eric Sauve, our President, CEO, CFO and Director. In addition, Mr. Aaron Charlton, Senior Consultant and NEO to our Company, is a majority owner of Commonwealth. Our newly appointed Audit Committee has begun the process of identifying a third party outside accountant to assist in completing an internal review and plans to adopt conflict of interest and ethics rules, which will include the rules set forth in the Sarbanes-Oxley Act of 2002. We plan to report the findings from the completion of our Audit Committee's internal review at the next Annual Shareholder Meeting, which is currently scheduled for June 23, 2011. In the absence of these corporate governance measures, and in general, the interests of Commonwealth and management may not coincide which could result in a loss of confidence by our shareholders adversely affecting our company and the existing shareholders which in turn would have an adverse effect on the value of our common stock and may cause our business to fail.

9:   There may exist potential conflicts of interest between us and Garnet Range Resources, LLC

Our agreement with Garnet Range Resources, LLC, a Montana limited liability company ("Garnet"), provides for the rental and operation of heavy equipment, labor on the Garnet Mineral Property and coordination of the exploration project management with us. Since Mr. Eric Sauve, our President, CEO, CFO and Director, and Joyce L. Charlton, the Managing Member of Garnet and wife of Aaron Charlton, our Senior Consultant, own 100% of Garnet, there is the potential for a conflict of interest between Garnet and the best interest of our shareholders. Since, from time to time, Aaron Charlton, our Senior Consultant, consults with Garnet, there is the potential for a conflict of interest between Garnet and the best interest of our shareholders. Our newly appointed Audit Committee has begun the process of identifying an independent third party accountant in order to assist in completing an internal review and plans to adopt conflict of interest and ethics rules, which will include the rules set forth in the Sarbanes-Oxley Act of 2002. We plan to report the findings from the completion of our Audit Committee's internal review at the next Annual Shareholder Meeting, which is currently scheduled for June 23, 2011. In the absence of these corporate governance measures, and in general, the interests of Garnet and management may not coincide with the interests of our shareholders, which could result in a loss of confidence by our shareholders or potential investors adversely affecting the value of our common stock.

10:   We are not indemnified under our agreement with Garnet.

While Garnet is responsible for the rental and operation of heavy equipment and labor on the Garnet Mineral Property and coordination of the exploration project management, we are not contractually indemnified by Garnet for work stoppage, delays or interruption of operations, as a result of not being able to provide these services on a timely manner. Lack of performance or untimely performance on the part of Garnet could result in increased costs, monetary losses, legal liability and possible adverse state governmental or BLM action. The inability of Garnet to perform could cause a delay in the progress of our exploration on our Garnet Mineral Property and our progression from exploration into the development and production stages of mining, which may have an adverse effect on our financial position, shareholders, and the identification of future financing. The potential costs associated with losses or liabilities not covered by Garnet's insurance will have a material adverse effect on our financial position and have an adverse effect on the shareholders and the value of our common stock.

11:   Reliance on third party contractors.

The success of our Company will largely depend on the performance of our third party contractors to provide mine and mill engineering, the rental and operation of heavy equipment, including drill rigs and labor, on the Garnet Mineral Property and coordination of the exploration project management. In addition, our contractors may face a shortage of equipment and skilled personnel with the necessary experience in order to complete the work required in the implementation of our business plan in a workman-like manner. Several of these third party contractors including, CDM Constructors, Inc., the firm providing support services for mine and mill development, and O'Keefe Drilling, Inc., the firm completing all reverse circulation drilling, have substantial accounts payable from the Company and may be forced to discontinue their services on our Garnet Mineral Property until such time that the Company is able to pay its obligations. A shortage of skilled and experienced contractors could have a material adverse effect on our ability to carry on our operations and therefore limit, delay, or increase the cost of our operations which in turn could have an adverse affect on the value of our common stock, and could cause our business to fail.

12:   Exploration stage mining companies experience a high rate of failure from the occurrence of unanticipated issues.

Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration stage. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The exploration stage also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure, or against which we may elect not to insure. In addition, there is no assurance that the expenditures to be made by us in the exploration of the mineral claims will result in determining the existence of proven/probable reserve deposits. Problems such as unusual or unexpected formations and other conditions are involved in exploration and often result in unsuccessful exploration efforts and such results could adversely affect the execution of our business plan.

13:   Our property insurance may not cover liability that we may be subject to in the future.

At the present time, we have a property liability insurance policy that covers all of our current surface operations. We cannot ensure that a property liability insurance policy will continue to be available, or to be available at a favorable rate, which would force us to proceed in implementing its business plan with inadequate or no property liability insurance. We cannot ensure that our current coverage will sufficiently protect against all unanticipated hazards, and if and when our operations expand to include more extensive above surface and underground exploration, our current property liability coverage may be insufficient. The payment of such liabilities, that are uncovered, or insufficiently covered, by our current property liability policy, may have a material adverse effect on our financial position.

14:   Non-Consent to Use Geological Reports.

We have been unable to obtain consents for two historical geological reports: the "Garnet Project Summary," prepared by Pegasus Gold Corporation, and the "Mineral Property Valuation of the Garnet and Copper Cliff Mining Districts in Garnet and Missoula Counties," prepared by Dr. John C. Brower, Ph.D. We have deemed it necessary to include portions of these reports, without the expert consents and with the acknowledgement that the reports are over ten years old because the information in these reports describe the historical geological condition of the Garnet Mineral Property, and historical exploratory mineralized material findings on such Garnet Mineral Property. The information contained in these reports was a contributing factor in entering into the option agreement with Commonwealth and to the development of our current exploratory drilling program on the Garnet Mineral Property. Because we have been unable to obtain the consents of the authors of these geological reports, we have adopted the conclusions contained in such reports as our own, even though we are not experts qualified to have prepared such reports and even though we have not independently verified the accuracy of such reports. No assurance can be given that the conclusions set forth in such reports were accurate when made, were based on the opinions of experts willing to stand behind them, or that such conclusions are accurate presently.

15:   We will continue to incur losses for the foreseeable future.

Prior to completion of the exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur continuing and significant losses into the foreseeable future. As a result of continuing losses, we may exhaust all of our resources and be unable to complete exploration of our acquired and optioned mineral claims. Our accumulated deficit will continue to increase as we continue to incur losses. We may not be able to generate profits or continue operations if we are unable to generate significant revenues from future mining of the mineral claims even if we exercise our options and our business will most likely fail.

16:   Because access to the mineral property may be restricted by inclement weather, the Company may be delayed in its exploration efforts.

Access to the mineral property may be restricted during parts of the year, due to weather in the area. The property is in a mountainous area in the Garnet Mining District, Granite County, Montana which is accessible by county roads, BLM roads, and private roads. Although these roads have been used for exploration in the past, they are best traveled by four-wheel drive vehicles from spring to the beginning of winter. During the winter months, heavy snowfall can make it difficult to undertake work programs. We do not currently plan drilling operations in the winter months. Frequent inclement weather in the winter months makes exploration activities difficult and the planning of exploration activities challenging. As a result, any attempt to explore the property is largely limited to the times when weather permits such activities. The most efficient time for us to conduct our work programs is during the months of May through November. These limitations can result in significant delays in our exploration efforts, as well as any future production. Delays in exploration and drilling due to inclement weather could significantly increase the time that it would take to explore the property, generate any operating revenues or achieve profitable operations, which could cause the failure of our business.

17:   The mine exploration business is highly competitive.

The mine exploration business is highly competitive. Our preparation activities will be focused on exploring our mineral property in order to determine the existence of proven/probable reserves. Many of our competitors have greater financial resources than we have. As a result, we may experience difficulty competing with other businesses regarding availability of equipment, qualified personnel, and future financing. If we are unable to retain qualified personnel, locate needed equipment while conducting exploration activities, or identify future financing, we may be unable to enter into the development and production stages and may be unable to achieve profitable operations, causing our business to fail.

18:   A ready market may not exist for the sale of any proven/probable reserves identified in the future.

Even if we are able to successfully explore, develop and prepare an established commercially minable proven/probable reserve deposit, a ready market may not exist for the sale of the extracted proven/probable reserves. Numerous factors beyond our control may affect the marketability of gold proven/probable reserves that are prepared for production. These factors include market fluctuations, the proximity and capacity of natural resource markets, processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, and environmental laws and regulations. These factors could inhibit our ability to sell proven/probable reserves in the event that we are able to successfully explore, develop and prepare an established commercially minable proven/probable reserve deposit for extraction, resulting in a materially adverse affect on our financial position, and the potential failure of our business.

19:   Our operations are subject to numerous governmental permits which are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.

In the ordinary course of business we are required to obtain and renew governmental permits for our operations, including operation and expansion of our exploration, and future development and production activities. Obtaining or renewing the necessary governmental permits is a complex and time consuming process involving costly undertakings by our company, and specifically by CDM Constructors, Inc., which presently assists us in preparing our governmental permits. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control including the interpretation of applicable requirements implemented by the permitting authority. We may not be able to obtain or renew permits that are necessary to our operations, or the cost to obtain or renew permits may exceed our estimates. Failure to comply with applicable environmental and health and safety laws and regulations may result in injunctions, fines, suspension or revocation of permits and other penalties. There can be no assurance that we have been or will at all times be in full compliance with all such laws and regulations and with our environmental and health and safety permits or that we have all required permits. The costs and delays associated with compliance with such laws, regulations and permits and with the permitting process could stop us from proceeding with the exploration or future development and production of our Garnet Mineral Property and could increase the costs of exploration, and future development and production, and may materially adversely affect our business results of operations or financial condition and may cause the failure of our business.

20:   There is a limited potential for acid drainage from wastes on our exploration and future mining activities at the Garnet Mineral Property.

Although baseline water testing of the historic Garnet Mineral Property does not show, either widespread or, significant acid rock drainage issues, even after 100 years of mining in the area, our own geochemical testing of the mineralized material from our exploration activities shows a limited potential for acid drainage from our wastes. To mitigate this potential occurrence and reduce the risks from acid rock drainage, we propose good waste management practices such as, runoff control, lined tailings impoundments, and additional testing. While appropriate steps will be taken to prevent the potential for acid mine drainage, discharges of pollutants into the ground water and the environment may occur and become a source of liability, which would have an adverse affect on any future revenues and our shareholders would be subsequently adversely affected.

21:   We must comply with all Environmental Protection Agency (EPA) requirements, such as the Clean Air Act and the Clean Water Act.

Throughout our exploration and future development and production activities on our Garnet Mineral Property we fall under the jurisdiction of the EPA and must comply with all of their requirements such as the Clean Air Act and the Clean Water Act. While we believe that there is limited potential for non-compliance due to the minimal disturbance produced from our exploration activities, we work closely with the State of Montana Department of Environmental Quality ("DEQ") to assess and mitigate any potential environmental impacts through good waste management practices. Even through our waste management practices, there is no assurance that we can completely eliminate discharges of pollutants into the ground water and the environment, which may become a source of liability and may create an adverse affect on any future revenues and the shareholders would be subsequently adversely affected.

22:   Our exploration operations are subject to any future environmental regulations, which could result in additional costs and operational delays.

All phases of our operations are subject to current and future environmental regulation. Environmental legislation evolves in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that any future changes in environmental regulation will not adversely affect our exploration efforts.

23:   Our exploration activities rely upon our ability to retain our current mining permit and obtain additional permits for our future operations.

The majority of our wastes generated on the Garnet Mineral Property will be characterized as an exempt waste pursuant to the Bevill Exemption from the Hazardous Waste Rules under the Resource Conservation and Recovery Act ("RCRA"). Therefore waste management on our Garnet Mineral Property will be regulated by the DEQ through its' mine permitting process.

Concurrently, we hold a Small Miner Exclusion and Exploration Permit and are in compliance with, the Small Mine Exclusion requirements required by the State of Montana DEQ. Our current plan is to continue our exploration activities through our small miner permit, until such time that our required surface disturbance is greater than five acres. We are required to obtain drilling permits, post bonds and perform remediation work for this physical disturbance to the land in order to comply with the DEQ and BLM laws, rules and regulations. While we have planned exploration program budgets for regulatory compliance, there is a risk that new laws, rules or regulations could increase our costs of doing business, preventing us from carrying out our exploration program and, therefore, adversely affecting our operational results.

Additionally, we anticipate being able to begin underground mining with this small miner permit, there is no guarantee that our operations will be successful, or that our operation will not require a surface disturbance larger than five acres. In the event that our future operations require an additional surface disturbance, there is no guarantee that we will successfully prepare and receive a full mine permit. Therefore, failure to maintain our current small mining permit, or obtain a full mining permit would interfere with our plan of operations, which would have an adverse affect on any future revenues and the shareholders would be subsequently adversely affected. In addition, any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, required changes to operation constraints, technical criteria, fees or surety requirements.

24:   Several of our Prospecting Leases are on BLM owned patented claims.

On May 24, 2010, we acquired eight Prospecting Leases on BLM owned patented claims, which are part of public lands administered by the BLM Montana State Office. The land where these Prospecting Leases are located is governed by the laws and regulations of the U.S. federal government and the state of Montana. Any changes to the laws and regulations governing mining operations on public lands could have an adverse impact on our financial performance and results of operations by, for example, required changes to operation constraints, technical criteria, fees or surety requirements.

25:   We may produce air emissions and pollutions that could fall under the jurisdiction of U.S. Federal Laws.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Our mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and State air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

26:   Any new legislation that may be proposed could significantly affect the mining industry.

Members of the U.S. congress have repeatedly introduced, and may introduce in the future, bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the costs of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. In the past, such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a deferral royalty on production from unpatented mining claims. Although it is impossible to predict at this point what, if any, legislated royalties might be, any future enactment could adversely affect the potential for development of our mining claims on federal unpatented mining claims. Any future passage of such legislation could adversely affect our financial performance.

27:   Increased costs could affect our financial condition.

We anticipate that costs on our Garnet Mineral Property will frequently be subject to variation from one year to the next due to a number of factors, such as changing mineralized material grade, metallurgy and revisions to mine plans in response to the physical shape and location of the mineralized material body. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs on our garnet Mineral Property could have a significant effect on our profitability.

28:   In the event that our optioned mining claims become invalid, we will lose all rights that we have in the 23 patented and 122 unpatented mining claims.

We have an option to acquire 23 patented and 122 unpatented mining claims owned by Commonwealth. WGM Group, a professional survey company in Missoula, Montana, surveyed, staked and filed all 122 unpatented claims. These claims were staked on public lands administered by the BLM. The right to conduct exploration, development and production mining programs on these 122 unpatented mining claims is subject to permitting by the BLM. The right to conduct exploration, development and production mining programs on the 23 patented mining claims is subject to permitting by the Montana DEQ. The invalidity of any claims would have an adverse affect on any future revenues.

In order to keep the 122 unpatented mining claims in good standing, the BLM requires an annual maintenance fee be paid before August 31st of each year. In the event that these maintenance fees are not paid by the August 31st deadline, the mining claims become invalid and revert to the BLM. In the event that our mining claims become invalid, we will lose all rights that we have in the 122 unpatented mining claims.

In order to keep the 23 patented mining claims in good standing, the Granite County, Montana Treasurer requires assessed property taxes to be paid for each respective mining claim by July 31st of each year. If we fail to pay property taxes in a timely manner, we risk losing our rights in the 23 patented mining claims. Current annual assessment fees amount to $29,680 for unpatented claims and current property taxes on the 23 patented claims amount to $1,540. If these fees are not satisfied by us and/or Commonwealth, we would lose our rights in the claims and our shareholders would be adversely affected.

29:   In the event we fail to make our scheduled option payments, we will lose all interest that we have in the optioned patented and unpatented mining claims.

We have an option to acquire 23 patented and 122 unpatented mining claims that are owned or optioned by Commonwealth. Under our Option Agreement with Commonwealth, in lieu of our required annual option payments of $190,000 due on June 15, 2012, Commonwealth has agreed to payment in either cash or in-kind by way of payments to third parties for surface improvements to the property made for the benefit of Commonwealth and valued at $190,000. The $190,000 annual option payment will resume during 2013 and 2014, and will increase to $400,000 during 2015 and 2016. Under our Surface Access Lease with Commonwealth we are required to make annual access lease payments of $60,000. In the event that we fail to make these payments in a timely manner, we may risk losing all rights in and to the claims.

30:   In the event that our acquired mining claims and leasehold interests become invalid, we will lose the 91 unpatented mining claims and 8 leasehold interests.

On May 24, 2010, the Company entered into the Share Purchase Agreement with Commonwealth, to acquire 91 unpatented mining claims and 8 prospecting leases on United States BLM owned patented mining claims. We are required to make timely payment of all fees, including, but not limited to, all annual assessment fees required by the BLM, and, if applicable, timely take any other actions necessary to keep all unpatented claims in good standing. The 8 leasehold interests on BLM-owned patented claims rely upon a prospecting permit obtained through the DEQ. These leasehold interests will continue in perpetuity provided that the Company, (i) files an extension for its Prospecting Permit 90 days prior to the expiration date, (ii) tenders the annual rental payment, equal to $0.50 per acre, or a minimum of $20, (iii) drills or excavates at least one exploration hole, trench, test pit, or performs some other comparable exploration, and (iv) periodically update the DEQ on our operations plan and obtain and maintain an adequate bond. In the event we fail to maintain the acquired mining claims and leasehold interests in good standing, or in the event we do not exercise our option to purchase the 122 unpatented and 23 patented mining claims, we are required to convey the 91 unpatented mining claims and 8 leasehold interests to Commonwealth at no cost to Commonwealth. The invalidity, and loss of our acquired claims and prospector leases would have an adverse affect on any future revenues and the shareholders would be subsequently adversely affected.

31:   We have not completed mapping and verification of our newly acquired 91 unpatented claims and 8 prospecting leases on BLM owned patented claims.

We are currently in the process of completing the verification of ownership and mapping on the new 91 unpatented mining claims and 8 prospecting leases on BLM owned patented claims, which were acquired pursuant to the Share Purchase Agreement with Commonwealth dated May 24, 2010. There is no guarantee that we will be successful in this endeavor, and in the event we are unsuccessful, we will be unable to explore these claims. Our inability to explore these claims, or verify the ownership of these claims, would interfere with our growth opportunities and may materially adversely affect our business results of operations or financial condition.

32:   We have been exploring a mineral claim, of which we own no right or title to the mineral rights thereon.

The Company has been doing preliminary exploratory work on one (1) patented mining claim referred to as the, Grant and Hartford patented mining claim, ms# 7327, for the purpose of potentially acquiring the mineral rights. As of the date of this Form 10-K, the Grant and Hartford mining claim is not included in the Company's optioned, nor purchased, mineral rights. In the event we are unable to obtain the mineral rights to the Grant and Hartford mining claim, we will be unable to proceed with our exploration activities on the claim and will lose the value of our exploration results that we have already completed on the claim area. In addition, in the event we are unable to obtain the mineral rights, we may be unable to recover the expenditure of time and money devoted to the exploration, which would have an adverse effect on the implementation of our business plan and potential revenues.

33:   Compliance with Sarbanes-Oxley may result in our inability to achieve profitability.

The Sarbanes-Oxley Act of 2002 was enacted to increase corporate responsibility and accountability, to provide for enhanced penalties for accounting and auditing improprieties relating to publicly-traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to U.S. federal securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, as amended. Upon becoming a publicly reporting company, we are required to comply with the Sarbanes-Oxley Act and its costs to remain in compliance with the federal securities regulations. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly to attract or may deter qualified individuals from accepting these roles. If we are unable to attract and retain qualified officers, directors and board committee members, which are required pursuant to the Sarbanes-Oxley Act of 2002, we may not be able to provide effective management or comply with federal law. Additionally, significant costs incurred as a result of being a public company could divert the use of finances from our operations resulting in the Company's inability to achieve profitability.

Risk Factors Relating to Our Common Stock and this Offering

34:   We are required to annually evaluate our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material effect on the price of our Common Stock.

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

35:   Indemnification of Officers and Directors may prohibit stockholder action against the Company.

Our Bylaws provide for indemnification to the fullest extent permitted by Montana law for any person whom we may indemnify thereunder; including our directors, officers, employees and agents. As a result, stockholders may be unable to recover damages against directors for actions taken by them in good faith and with the belief that such actions served the best interests of the Company, whether or not such actions actually did. Our Bylaws, therefore, may reduce the likelihood of derivative litigation against directors and other types of stockholder litigation, even though such action, if successful, might otherwise benefit us and our stockholders.

36:   We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

Our shares of common stock have been offered to prospective investors pursuant to the terms and subject to the conditions of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Unless the sale of our common stock otherwise qualifies for the statutory private offering exemption provided in Section 4(2) of the Securities Act, purchasers of our common stock may have the right to rescind their purchase if any of our offerings fail to comply with the requirements of Regulation D. A similar right may exist under state securities law. If we have used the proceeds raised from any of our offerings prior to the time at which a rescission claim is made, there can be no assurance that any funds will be available to return to any investors who may be entitled to the rescission of their purchase of our common stock.

The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and completing the sales of our common stock pursuant to our various offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves. If any prior offering did not qualify for such exemption, we may face claims for rescission and other remedies. We may become engaged in costly litigation to defend these claims, which would lead to increased expenditures for legal fees and divert management's attention from operating the business of the Company. If we could not successfully defend these claims, we may be required to return proceeds from our offerings to investors, which would harm our financial condition. Additionally, if we did not, in fact, qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

37:   The price of our Common Stock may be adversely affected by fluctuations in gold prices.

The price of our common stock, our financial results, and our exploration, and future development and mining activities may be significantly adversely affected by declines in the price of gold. Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world.

38:   We have not paid dividends in the past and do not expect to distribute cash dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and we do not anticipate doing so in the foreseeable future. In the future, the payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

39:   There is no public trading market for our Common Stock and no public market may develop.

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

40:   Our Common Stock may be deemed a "penny stock", which would make it more difficult for investors to sell their shares

Our common stock in all likelihood will trade at a price below $5.00 per share and become subject to the "penny stock" rules enacted by the SEC. This would increase the likelihood that many brokerage firms will not participate in a potential future market for our common stock. These rules require, among other things, that brokers who trade penny stock to persons other than

"established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

41:   Our common stock is to certain restrictions on transferability.

Because our offerings of common stock have been made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and have not been registered; sales and other transfers of our common stock purchased in our various private offering are subject to certain restrictions as described in the section titled "Restriction on Transferability of Securities," which is found at the end of our offering documents.

42:   Commonwealth owns a majority of our outstanding voting stock.

Commonwealth owns approximately 53.55%, or 20,759,532 shares of our total outstanding common stock. The following individuals, officers and affiliates of our company, are members of Commonwealth and have beneficial ownership and the right to vote the following shares of our company held by Commonwealth: Eric Sauve, 2,218,945 shares; Aaron Charlton, 11,645,181 shares; Kim L. Charlton, 2,255,830 shares and Rodney K. Haynes, 4,639,576 shares. Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholders votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transactions such as mergers. Eric Sauve is our President, CEO, CFO and a director, Aaron Charlton, our Senior Consultant, supervises our drilling program, deals with contractors and is our liaison with the BLM state and local agencies, Kim Charlton is Aaron Charlton's sister. The interests of Commonwealth and our management may not coincide with the interests of our shareholders, which could result in a loss of confidence by our shareholders or potential investors adversely affecting the value of our common stock. Any conflicts of interest between the company and Commonwealth could delay the implementation of our business plan, which could have a detrimental effect on our business and the value of our shareholders' investment.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.     Properties.

Our mailing address is 2620 Connery Way, Missoula, Montana 59808. During the third quarter of 2011, we moved our executive offices into cabins owned by Commonwealth, which are located on the Garnet Mineral Property, at 7 Tiger Lode Trail, Garnet, Montana. We do not pay Commonwealth rent for the use of this space under the terms of the amended option agreement that allows us to make surface improvements in lieu of cash payment of the annual option payment. We also rent a 1,000 square foot field office at 43 C Street, Drumond, Montana, pursuant to an oral agreement on a month to month basis at a rate of $650 per month. These facilities are sufficient for our current needs; however we may require larger facilities as we carry out our business strategy.

The Company does not own any property, but has acquired an exclusive option to purchase the mineral interests to 23 patented mineral claims and 122 unpatented mineral claims located within the Garnet Mining District of Granite County, Montana from Commonwealth. On May 24, 2010, we purchased 91 unpatented mining claims and 8 prospecting leases on BLM owned patented mining claims from Commonwealth pursuant to the Share Purchase Agreement.

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

The expiration date for all the unpatented mining claims listed above is August 31 of each year, unless the conditions for continuation of the claims have been accomplished by that date. The total area of Commonwealth's patented and unpatented mining claims, which are optioned by Grant Hartford Corporation, is 2,000 acres, or about 3.1 square miles. This area excludes all patented claims owned by third parties and any BLM areas that are not encompassed by Commonwealth's active mining claims.

PROJECT EXTENTS EXHIBIT

GRANT HARTFORD CORP. - MINING PROJECT

GARNET AREA, GRANITE COUNTY, MONTANA

FEBRUARY 12, 2009

SHEET 3 OF 3

IDAHO
MONTANA
CANADA
WYOMING
NORTH DAKOTA
HWY 93
I-90
HWY 200
I-15
PROJECT AREA
I-94
HWY 200S
LEGEND

PROJECT LOCATION INDEX EXHIBIT
GRANT HARTFORD CORP. - MINING PROJECT
GARNET AREA, GRANITE COUNTY, MONTANA

WGM GROUP

FEBRUARY 12, 2009

SHEET 1 OF 3

Description of the acquired 8 prospecting leases on BLM-owned patented mining claims and the 91 unpatened mining claims.

Prospecting Leases on BLM-Owned Patented Mining Claims:

Claim Name	Mineral Survey No.
Tostman	MS7514
Nancy Hanks	MS9876
Robert Emmet	MS3616
San Jose	MS3615
Iowaan	MS3614
Magone & Anderson	MS9876
High Road	MS9413
Cave Hill	MS5455

Unpatented Mining Claims (91 total)

Shamrock     MMC No. 17214

The remaining unpatented mining claims, 90 in number, are more particularly described as follows:

Serial Number	Claim Name	Location Year

MMC222088
MMC222089
MMC222090
MMC222091
MMC222092
MMC222093
MMC222094
MMC222095
MMC222096
MMC222097
MMC222098
MMC222099
MMC222100
MMC222101
MMC222102
MMC222103
MMC222104
MMC222106
MMC22107
MMC222108
MMC222109
MMC222110
MMC222111

CR 1 CR 2 CR 3 CR 4 CR 5 CR 6 CR 7 CR 8 CR 9 CR 10 CR 11 CR 12 CR 13 CR 14 CR 15 CR 16 CR 16 GRANITE CR 18 CR 19 CR 20 CR 20 GRANITE CR 21 CR 22

6/29/2009
6/25/2009
6/29/2009
6/26/2009
7/6/2009
7/6/2009
7/6/2009
7/6/2009
7/10/2009
7/6/2009
7/6/2009
7/6/2009
6/22/2009
6/22/2009
6/24/2009
6/23/2009
6/24/2009
6/18/2009
6/18/2009
6/18/2009
6/24/2009
6/19/2009
6/22/2009

Serial Number	Claim Name	Location Year

MMC222112
MMC222113
MMC222114
MMC222115
MMC222116
MMC222117
MMC222118
MMC222119
MMC222120
MMC222121
MMC222122
MMC222123
MMC222124
MMC222125
MMC222126
MMC222127
MMC222128
MMC222129
MMC222240
MMC222241
MMC222242
MMC222243
MMC222244
MMC222245
MMC222246
MMC222247
MMC222248
MMC222249
MMC222250
MMC222251
MMC222252
MMC222253
MMC222254
MMC222255
MMC222256
MMC222257
MMC222258
MMC222259
MMC222260
MMC222261
MMC222262
MMC222264
MMC222265
MMC222266
MMC222267
MMC222268

CR 23 CR24 CR25 CR26 CR27 CR28 CR29 CR30 CR31 CR32 CR33 CR34 CR35 CR36 CR37 CR38 CR39 CR40 CR47 CR48 CR49 CR50 CR51 CR52 CR53 CR54 CR55 CR56 CR57 CR58 CR59 CR60 CR61 CR62 CR63 CR64 CR65 CR66 CR67 CR68 CR69 CR71 CR72 CR73 CR74 CR75

6/22/2009
6/19/2009
6/19/2009
6/18/2009
6/18/2009
6/23/2009
6/23/2009
6/23/2009
7/8/2009
7/8/2009
7/8/2009
6/30/2009
6/30/2009
6/30/2009
6/30/2009
6/30/2009
6/30/2009
6/25/2009
8/27/2009
8/27/2009
8/27/2009
8/27/2009
8/27/2009
8/27/2009
8/21/2009
8/21/2009
8/21/2009
8/21/2009
8/18/2009
8/18/2009
8/18/2009
8/17/2009
8/17/2009
8/17/2009
8/17/2009
8/13/2009
8/13/2009
8/13/2009
8/13/2009
8/13/2009
8/13/2009
8/13/2009
8/13/2009
8/13/2009
8/13/2009
8/17/2009

Serial Number	Claim Name	Location Year
MMC222269 MMC222270 MMC222271 MMC222272 MMC222273 MMC222274 MMC222275 MMC222276 MMC222277 MMC222278 MMC222279 MMC222280 MMC222281 MMC222282 MMC222283 MMC222284 MMC222285 MMC222286 MMC222287 MMC222288	CR76 CR77 CR78 CR79 CR80 CR81 CR82 CR83 CR84 CR85 CR86 CR87 CR88 CR89 CR90 CR91 CR92 CR93 CR94 CR95	8/17/2009 8/31/2009 9/4/2009 9/4/2009 9/14/2009 9/14/2009 8/31/2009 9/4/2009 9/14/2009 9/14/2009 9/4/2009 9/2/2009 9/2/2009 8/20/2009 8/19/2009 8/19/2009 8/19/2009 8/20/2009 8/20/2009 8/20/2009

We are currently in the process of completing the verification of ownership and mapping on the new 91 unpatented mining claims and 8 prospecting leases on BLM owned patented claims.

972000 N
971000 N
970000 N
969000 N
968000 N
967000 N
966000 N
965000 N
964000 N
963000 N
962000 N
961000 N
960000 N
959000 N
958000 N
957000 N
956000 N
955000 N
954000 N
953000 N
952000 N
951000 N

Item 3.     Legal Proceedings.

We are currently not a party to any pending litigation, government investigation, or any other legal proceedings; however, a shareholder and affiliate of the Company and a Member of Commonwealth, a related entity, has disputed the application of expenditures by our management. In the event that this internal dispute should rise to the level of litigation; wherein the Company and members of our management could be named as parties, we would defend the lawsuit vigorously. The defense of any litigation could impose upon the Company undefined costs.

Item 4.     Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of shareholders during the fourth quarter ended December 31, 2010.

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

Issuance of Unregistered Shares of Common Stock

On March 22, 2007, we issued 1,000,000 shares of our no par value common stock to our President and CEO, Eric Sauve, as founders' shares at $0.001 per share for a total purchase price of $1,000. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On March 23, 2007, we closed an exempt offering to two accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended, for 280,000 shares of common stock at $0.125 per share. The total amount we received from this offering was $35,000.

On June 15, 2007, we issued 14,000,000 shares of our no par value common stock pursuant to the terms of an Option Agreement with Commonwealth regarding the Garnet Mineral property. The shares were issued pursuant to an exempted transaction provided by Section 4(2) of the Securities Act of 1933, as amended.

On June 18, 2007, we issued 100,000 shares of our no par value common stock to one of our Directors, Charles Yesson, as founders' shares at $0.125 per share for a total purchase price of $12,500. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 24, 2007, we issued 25,000 shares of our no par value common stock to one of our Directors, David Gilmer, as founders' shares at $0.125 per share for a total purchase price of $3,125. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 31, 2007, we closed an exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, for 793,900 common shares at $0.50 per share. The total amount we received from this offering was $396,950. Part of this offering were 11,000 shares issued for services provided, at a value of $5,500.

On December 10, 2007, we issued 10,000 shares of our no par value common stock to our Vice President, J. Robert Flesher, as founders' shares at $0.50 per share for a total purchase price of $5,000. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 17, 2007, we issued 5,000 shares of our no par value common stock to our attorney, David Rodli, pursuant to the terms of a retainer agreement at $0.50 per share for a total consideration valued at $2,500. in services. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On January 24, 2008 we amended our Option Agreement with Commonwealth Resources LLC, wherein we issued 5,000,000 common shares at no par value in lieu of 5,000,000 preferred shares. The shares were issued in an exempt transaction pursuant Section 4(2) of the Securities Act of 1933, as amended.

On May 31, 2008, we closed an exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, for 236,295 common shares at $0.80 per share. The total amount we received from this offering was $189,036.00.

Between July 22, 2008 and November 6, 2008, we issued eight promissory notes paying at interest rates between 12% and 14%, which were convertible into common stock at 95% of the initial share price quoted on the day of conversion (the "Convertible Notes") in the aggregate principal amount of $271,500. As of June 30, 2010, the outstanding principal and related interest payable on the Convertible Notes totaling $333,724 have been converted for 351,289 shares of our no par value common stock. The Convertible Notes were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Between January 1, 2009 and January 20, 2010, we entered into 106 Promissory Notes (the "Promissory Notes") in the aggregate sum of $3,649,688 The Promissory Notes were for a term of one year and paid at an interest rate of 12.5% per annum. The Promissory Noteholders agreed to satisfy $3,634,688 in principal and $225,737 in interest through the purchase of 3,860,425 Units in a private placement offering in January, 2010 as described below. The Promissory Notes were issued to accredited investors pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

On January 22, 2010, pursuant to a private placement offering, upon which we relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering on a "best efforts basis", an aggregate of 5,000,000 Units at a purchase price of $1.00 per Unit, each Unit consisting of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $1.50 per share, exercisable for two years (the "Units"). The offering closed on May 24, 2010, of which $3,860,425 of principal and accrued interest under the Promissory Notes were satisfied through the purchase of 3,860,425 Units, and 890,688 Units were purchased at $890,688 by 149 accredited and a limited number of non-accredited sophisticated investors.

Pursuant to the Share Purchase Agreement dated May 24, 2010, between Commonwealth and the Company, the Company purchased 91 unpatented mining claims and eight prospecting leases on BLM owned patented mining claims in consideration for the issuance of 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration valued at $5,000,000. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On May 25, 2010, we completed a private placement offering, upon which we relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. We issued 480,000 shares of our common stock to one accredited investor at a purchase price of $1.25 per share, for an aggregate price of $600,000. Through the completion of this offering, we satisfied the Payment for Drilling Services section of the O'Keefe Drilling Agreement, dated February 24, 2009.

On July 13, 2010, pursuant to a private placement, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering through its Placement Agent, Matrix Capital Group, on a best efforts basis, an aggregate of 4,400,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Shares") at a purchase price of $1.25 per Series A Preferred Share. The private placement was terminated by us on September 23, 2010, without any sales. We filed an Amended and Restated Articles of Incorporation on July 13, 2010, wherein we set forth the preemptive and other special voting rights of our $0.0001 par value Series A Preferred Stock. Due to the fact that no sales were made, and no Series A Preferred Shares were issued pursuant to the private placement, we currently intend to remove the preemptive and other special voting rights of our $0.0001 par value Series A Preferred Stock, by amending and restating the Articles of Incorporation, subject to shareholder approval at our next Annual Shareholder Meeting to be held in June 2011.

On September 30, 2010, pursuant to a private placement of our no par value common stock, upon which we relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering on a "best efforts basis", an aggregate of 5,600,000 shares of our no par value common stock at a purchase price of $1.25 per share. The offering closed on February 1, 2011, of which $644,905 worth of short-term notes and accrued interest were satisfied through the purchase of 515,924 shares, and 283, 966 shares were purchase at $354,957 by 22 accredited investors.

On November 30, 2010, we issued 75,000 shares of our no par value common stock to one of our officers and directors, David Gilmer, as an inducement for his service. The shares were earned in 25,000 share tranches on October 24, 2008, 2009 and 2010 at $0.80, $0.80 and $1.25 per share respectively, for a services valued at a total of $71,250. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 22, 2010, we issued 35,000 shares or our no par value common stock to a consultant for the Company, Lisa Tarufelli, pursuant to the terms of a consulting agreement at $1.25 per share for a total consideration valued at $43,750 in services. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 16, 2011, pursuant to a private placement of our common stock, upon which we relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering through our Placement Agent, Source Capital, and our Officers and Directors, on a "best efforts basis", an aggregate of 6,160,000 shares of common stock at a purchase price of $1.25 per share. As of March 31, 2011, 157,000 shares were purchased for aggregate proceeds of $196,250 by 15 accredited investors.

No advertising or general solicitation was employed in offering any of the securities. All certificates evidencing the securities issued in such transactions bear restrictive legends as securities issued in non-registered transactions that may only be resold in compliance with applicable federal and state securities laws. The applicable subscription documents relating to such transactions contained acknowledgments by the purchaser of such securities that the securities being acquired had not been registered, were restricted securities, could only be resold in compliance with applicable federal and state securities laws and the certificates evidencing such securities would bear restrictive legends.

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

Executive Summary

Our Company is a mineral exploration, development and production company; that is currently in the exploration stage of historically designated mineralized material on the Garnet Mineral Property, located in Missoula, Montana. We have acquired an exclusive option to purchase the mineral rights to 23 patented mineral claims and 122 unpatented mineral claims located within the Garnet Mining District of Granite County, Montana from Commonwealth. We purchased an additional 91 unpatented mining claims and 8 lease hold interests on BLM owned patented mining claims from Commonwealth pursuant to a Share Purchase Agreement dated May 24, 2010. Commonwealth, is owned by Aaron Charlton, Rodney K. Haynes, Kim L. Charlton and Eric Sauve. Mr. Eric Sauve is our president, CEO, CFO, and Director. Mr. Aaron Charlton is our Senior Consultant. Messrs. Charlton and Sauve are two of the Company's full time employees. Aaron Charlton and Eric Sauve are related parties to our Company, Grant Hartford Corporation.

We intend to exercise the option and purchase the 23 patented and 122 unpatented mineral claims subject to completion of a full feasibility study and our ability to adequately capitalize the Company. We are currently in the process of exploring several of the patented mineral claims and prospecting leases and continuing the exploration, evaluation and mapping of the remaining patented and unpatented claims.

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

Off Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

(a)     Plan of Operation.

Our independent auditor has noted that there is substantial doubt about our ability to continue as a going concern at December 31, 2010. In light of our lack of revenues, and operating capital, our ability to continue as a going concern is dependent upon future events, such as the successful exploration and the future development and production of the Garnet Mineral Property, our ability to engage the services of highly qualified consultants who have expertise in the industry and our ability to secure additional sources of financing. See Risk Factor 3, "Auditor has raised substantial doubt about our ability to continue as a going concern."

Our current plan of operation for 2011 is to conduct exploration activities on the Willie Lode Mining Claim mmc#210813, Lead King Quartz Lode Mining Claim ms#4511, Nancy Hanks Lode Mining Claim, ms#5365, Tostman Prospecting Lease ms#7514, and the Grant and Hartford

Mining Claim ms#7327 to continue to establish continuity between drill holes of mineralized material found on those claims; to continue drill and surface sampling in the contact and Coloma zones; to continue exploring the remaining patented and unpatented mining claims in order to designate additional mineralized material; to continue with mapping activities on the entire Garnet Mineral Property and to proceed with the preparation of a feasibility study. Our 2010 exploration program was designed to expand on drill results from 2008 and 2009, as well as results from Pegasus' exploration project, which identified 16 different areas of high grade mineralized material. We currently hold a Small Miners Exclusion Statement (#46-032) issued by the State of Montana which allows us to mine an unlimited amount within a five acre area of surface disturbance. We also hold an Exploration License (#00545), which has been issued by the State of Montana.

We completed the 2010 drilling season on December 7, 2010 and J. Robert Flesher, our Vice President of Mining and Geology, has prepared the "Grant Hartford Corp., Garnet Project, Geology and Exploration Report for 2010," which details the results from the 2010 drilling season. The 2010 exploration drill program targeted the completion of 66 reverse circulation drill holes and 4 core holes totaling 34,858 feet and 1,699 feet, respectively. The plans included continued evaluation of the northwest and down dip extensions of the Nancy Hanks vein system, down dip and lateral extensions of the Willie vein system, the Nancy Hanks pit area, and continued definition of the Tostman vein system. Additionally, plans were made to examine the Coloma district and the Lead King vein systems. Our 2010 drilling season results assisted us in being able to add significantly to the overall tonnage and grade estimate, as well as to near the completion of our feasibility study, which we anticipate finalizing during the second quarter of 2011. This drilling, our 2008 and 2009 drill results, along with previous historical drill programs, are being used to create both pit and underground mineralized material resource models using Vulcan 3-D modeling software.

Mr. Flesher has also prepared the "2011 Grant Hartford Exploration Plan," which sets forth the drilling plan for the 2011 season. Our exploration objectives for 2011 will be designed to further expand our knowledge of mineralized vein structures in the Garnet Mineral Property, bring more mineralized material into a preliminary reserve category to be used in our feasibility study, and to explore the extents of several of the major vein structures as identified by Dr. Sears. We will continue to incorporate the available historic and current mining data on the Garnet Mineral Property into our Vulcan Sub-Surface 3D Mine Modeling Program. We have plans to establish an on-site fire assay laboratory for more efficient field assessment during 2011. Our geologic team plans to open, enter, map and sample as many historic workings as possible, and we anticipate performing geophysical work on the property, which will include running lines along the intrusive contact to discover deposits which may not have surface expression. We plan to complete 5,000 feet of diamond core drilling in 2011 and continue with preliminary mine design for the Willie and Nancy Hanks mineralized zones. Pending the outcome of mine engineering, mill engineering and the completion of our feasibility study, we anticipate beginning mining operations and construction of an onsite mill for processing mined ore in the third quarter of 2011, subject to further financing.

The Company incurred expenses of $4,332,368 for the fiscal year ending December 31, 2010. The monthly average expenditure for both capital and expense items in 2010 was approximately $361,031.

EXPENSES (ESTIMATED)	Twelve Months Ended December 31, 2010 (Audited)	Fiscal Year Ended December 31, 2011 (ESTIMATED)
Financial conference fees	$0	$50,000
Management fees	$990,287	$1,200,000
General and administrative	$437,251	$400,000
Professional fees	$637,093	$700,000
Geological and property expenses	$2,076,261	$20,840,000
Interest expense	$131,477	$0
Surface access lease payments	$59,999	$60,000
Cost of Raising Capital (12%)		$1,750,000
Total	$4,332,368	$25,000,000

The Company anticipates incurring expenses of $25,000,000 for the fiscal year ending December 31, 2011. The monthly average expenditure for both capital and expense items in 2011 is estimated to be approximately $2,083,333. Working in conjunction with our placement agent, Source Capital Group, Inc. ("Source"), the Company intends to complete financing sufficient for estimated expenditures of $25,000,000 in 2011. We have plans to use the majority of these funds, or approximately $20,840,000, in completing our feasibility study, funding our 2011 Exploration

Season, continuing the mapping project on our property, establishing an on-site fire assay laboratory, beginning mining operations in two locations and in the construction of a milling facility on the Garnet Mineral Property.

(b)     Management Discussion and Analysis of Financial Condition.

Liabilities	At December 31, 2010	At December 31, 2009
Accounts payable and accrued expenses	$1,635,841	$1,149,444
Short-term notes	$46,171	$3,369,188
Convertible notes payable	$0	$271,500
Due to related parties	$682,914	$299,949
Capital lease payable	$70,191	$26,279
Long-term capital lease payable	$9,524	$10,618
Total	$2,444,641	$5,126,978

As at December 31, 2010, we had total liabilities of $2,444,641 as compared to total liabilities of $5,126,978 at December 31, 2009, representing an overall decrease of $2,682,337, or approximately 52%. This decrease was due to the payment of $100,000 of services that accrued which were due and payable pursuant to employment agreements with both the Company's Vice President of Corporate Finance and Marketing and our former Vice President of Marketing, whereby the Company issued 100,000 shares of the Company's no par value common stock at One Dollar ($1.00) per share during the first quarter of 2010, of which offer we rescinded and exchanged on December 31, 2010 for warrants for the purchase of common stock at One Dollar ($1.00) per share. This decrease was also due to the payment of drilling services to O'Keefe Drilling pursuant to the Subscription Agreement and Summary dated May 25, 2010, whereby the Company issued 480,000 shares of the Company's no par value common stock at $1.25 per share for a total purchase price of drilling services valued at $600,000. This decrease was also due to the conversion of principal and interest due pursuant to the Non-Transferable Convertible Notes of $333,724 into 351,289 shares of the Company's no par value common stock. This decrease was, in greater part, due to the satisfaction of $3,860,425 worth of short-term notes and accrued interest by the issuance of 3,860,425 shares of the Company's no par value common stock in payment of that debt during the first and second quarter of 2010. These transactions are more completely set forth under Issuance of Unregistered Shares of Common Stock, under Item 5. Market of Registrant's Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities on page 57 of this Form 10-K.

The Company's ability to satisfy debt through the issuance of its common stock served to offset an apparent increase in certain liabilities during the fiscal year ending December 31, 2010. Our accounts payable increased during the fiscal year ending December 31, 2010 by $486,397, or approximately 42%, this is attributable to the Company's increased operational activities in completing the 2010 Exploration Program; increased expenses relating to legal fees incurred in the preparation of legal documents used to raise capital and complying with the requirements of being a publically reporting company as of January 5, 2010; an increase in fees for consultants assisting the Company in identifying strategic partners, merger candidates and other organizations beneficial to the Company; and retaining third party outside counsel for legal advice to the Company with respect to a shareholder dispute, which is more fully described in Item 3. Legal Proceedings, of this Form 10-K. At December 31, 2010, a portion of the Company's accounts payable included: $620,629 due to CDM Constructors, Inc., the firm providing support services for mine and mill development on the Garnet Mineral Property; $519,223 due to O'Keefe Drilling, Inc., the firm completing all reverse circulation drilling on the Garnet Mineral Property; and $115,2623 due to the Company's independent securities counsel for its services in complying with the regulatory requirements of a publically reporting company and in preparation of documentation to support the Company's increased capital raising activities. Due to related parties increased by $382,965, or approximately 128%, which is attributable to an increase in amounts due to related parties, including: $199,562 due to the Company's NEO and Senior Consultant, Aaron Charlton; $11,836 due to the Company's Vice President of Finance and Marketing, BJ Ambrose; $309,852 due to the Company's President, CEO, CFO and Director, Eric Sauve; and $67,047 due to Junkermier, Clark, Campanella, Stevens, PC, for their services as the Company's internal accounting services. Concurrently, capital lease payable increased by $43,912, or approximately 167% due to the acquisition of a second software lease contract with MapTek for our Vulcan 3D mining software.

Stockholders'Equity (Deficit)	At December 31, 2010	At December 31, 2009
Accumulated deficit-exploration stage	$(8,932,409)	$(4,600,041)
Total Stockholders' Equity (Deficit)	$6,229,011	$(1,600,420)

As compared to the period ended December 31, 2009, the Company's accumulated deficit increased by $4,332,368, or approximately 94%, during the fiscal year ended December 30, 2010, which accounts for the net losses for the period, which are further described in the operating loss section set forth above. As compared to the fiscal year ended December 31, 2009, the Company's total stockholders' equity increased by $7,829,431, or approximately 489%, during the fiscal year ended December 31, 2010. This increase is primarily due to the issuance of 5,000,000 of the Company's no par value common stock at $1.00 per share pursuant to the Share Purchase Agreement with Commonwealth Resources, LLC, wherein the Company acquired eight (8) prospecting leases on BLM owned patented mining claims and ninety-one (91) unpatented mining claims. Among the other stock issuances in the period, this increase is also due to the completion of the January 2010 Exempt Offering, which was completed during the second quarter, wherein the Company issued 4,751,113 shares of the Company's no par value common stock at $1.00 per share, and the completion of the September 2010 Exempt Offering, which was completed during the fourth quarter, wherein the Company issued 799,890 shares of the Company's no par value common stock at $1.25 per share. Each of these issuances of unregistered securities are further described in Item 5 on page 57 of this Form 10-K.

Income Taxes

For the period from inception March 15, 2007 through December 31, 2010, we paid $150 in income taxes.

Results of Operations - Fiscal Year ended December 31, 2010.

Revenues

As of the fiscal year ended December 31, 2010, we did not generate any revenues as compared to generating no revenues for the fiscal year ended December 31, 2009. For the fiscal year ending December 31, 2011, management plans to work in conjunction with our placement agent, Source Capital in order to satisfy our cash requirements and working capital needs through completing private placements of debt or equity offerings, and/ or through the identification and entering into arrangements with strategic partners, in order to proceed with the necessary exploration and development of the Property.

Operating Loss

EXPENSES	Year Ended December 31, 2010	Year Ended December 31, 2009
Financial conference fees	$0	$0
Management fees	$990,287	$644,927
General and administrative	$437,251	$423,690
Professional fees	$637,093	$270,871
Geological and property expenses	$2,076,261	$1,784,809
Interest expense	$131,477	$192,322
Surface access lease payments	$59,999	$64,499
Total	$4,332,368	$3,381,118

As of the twelve month period ended December 31, 2010, we incurred a net loss of ($4,332,368), as compared to a net loss of ($3,381,118) for the twelve month period ended December 31, 2009,

representing an approximate 28% increase in net losses. This net operating loss was primarily due to an increase in expenses and fees, resulting in management fees of $990,287, which include Aaron Charlton's and Eric Sauve's salaries increasing from $15,900 per month to $16,854 per month on June 30, 2010, and the increase of our Vice President of Finance and Marketing, BJ Ambrose's, salary from $4,000 per month to $12,500 per month on August 1, 2010, general and administrative costs of $437,251, geological and property expenses of $2,076,261, interest expenses of $131,477, surface access lease payments of $59,999 and professional fees of $637,093 as compared to professional fees of $270,871 at December 31, 2009, representing an approximate increase of 135%. The increase in professional fees was primarily due to an increase in legal fees and the engagement of placement agents in our capital raising efforts; an increase in fees for consultants assisting the Company in identifying strategic partners, merger candidates and other organizations beneficial to the Company; and retaining third party outside counsel for legal advice to the Company with respect to a shareholder dispute, which is more fully described in Item 3. Legal Proceedings, of this Form 10-K. We anticipate our operating expenses will increase in 2011 to $25,000,000. The increase will be attributable to fulfilling the terms of employment agreements with the Company's President, Eric Sauve, the Company's Senior Consultant, Aaron Charlton in which their salaries increase by six percent (6%), from $16,854 to $17,865 on June 30, 2011 and the continuation of the increase in monthly salary of $12,500, to our Vice President of Marketing and Finance, BJ Ambrose, the completion of our feasibility study, funding our 2011 Exploration Season, continuing the mapping project on our property, establishing an on-site fire assay laboratory, beginning mining operations in two locations and in the construction of a milling facility on the Garnet Mineral Property.

Liquidity and Financial Resources

We had negative working capital of ($2,077,836) at December 31, 2010, compared to negative working capital of ($4,663,054) at December 31, 2009. For the twelve month period ended December 31, 2010, net cash used in operating activities was ($1,996,291), as compared to the twelve month period ended December 31, 2009 of ($2,693,190). For the twelve month period ended December 31, 2010, net cash used in investing activities was ($223,020), as compared to ($585,843) of net cash used in investing activities in the twelve month period ended December 31, 2009. For the twelve month period ended December 31, 2010, financing activities provided $2,156,918 as a result of the Company entering into a limited number of short term debt instruments and through the sale of our common stock pursuant to the January and September 2010 Exempt Offerings that are further described under the Issuance of Unregistered Shares of Common Stock in Item 5 of this Form 10-K, as compared to the twelve month period ended December 30, 2009, financing activities provided $3,341,185 as a result of the issuance of our common stock and the Company entering into short term notes. Net cash decreased ($62,393) for the twelve month period ended December 31, 2010 as compared to an increase by $62,152 for the twelve month period ended December 31, 2009. At year end, December 31, 2010, we had cash of $1,294.

From the date of the incorporation of March 15, 2007 through December 31, 2010, we have paid services valued at $1,018,350 through the issuance of 898,725 common shares, have raised an aggregate of $1,856,631 in cash through the issuance of 2,468,224 common shares, and paid debt of $4,839,054, which included interest resulting from the Company's short-term notes, through the issuance of the Company's no par value common stock.

The Company, through its Officers' and working in conjunction with Source, our placement agent, intends to correct any deficiency in working capital through the sale of our common equity to investors and/ or through the identification and potentially entering into arrangements with strategic partners in order to fund our operations in 2011. The Company believes it has identified sufficient funding for its growth from these sources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer for the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

Management's Report on Internal Control over Financial Reporting

Through December 31, 2010, our management was responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting was a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment was the foundation for our system of internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures were being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated framework. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of January 6, 2011, and as more fully described in our Form 8-K filed on January 19, 2011, the Company's Board of Directors resolved to change the responsibility of evaluating the Company's Controls and Procedures from the Board of Directors and Management to the newly created Compensation, Corporate Governance and Audit Committees, each composed of three (3) independent members. The Audit Committee is composed of three (3) independent members who are familiar with accounting and financial matters. This new Audit Committee will be tasked with the responsibility of determining the effectiveness of the design and operation of the Company's disclosure Controls and Procedures as defined in Rules 13a-15(e) and 15d-15(e), of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Upon the formation of the Audit Committee, its Charter was adopted on January 13, 2011, and it is now tasked with appointing an independent third party to do an independent review in order to provide the Company with reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for internal purposes in accordance with generally accepted accounting principles for the period beginning January 1, 2011.

Once the independent third party completes its report, it will be referred to the Audit Committee for its review and comments if necessary. The report will then go to the entire Board of Directors for their review and comments. Once accepted by the Board of Directors, the final report will be provided to the Shareholders for a vote to accept the report at the Annual Shareholder meeting or at a Special Shareholder meeting if necessary.

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

Item 9B.     Other Information.

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Management

The Company's management and key employees are the following:

Name	Age	Position with Company
Eric Sauve David Gilmer Charles Yesson J. Robert Flesher BJ Ambrose Dr. James W. Sears Robert Sanders	44 35 76 49 37 61 44	President, CEO,CFO, Director Secretary & Treasurer, Director Director Vice President of Mining and Geology Vice President of Corporate Finance Director Director

Profiles of our officers and directors are set forth below:

Eric Sauve, President, Chief Financial Officer, Chief Executive Officer, Director

Eric Sauve began his term as President, CEO, CFO on March 21, 2007, and formally entered into an Employment Agreement on June 1, 2007. As President, CEO, CFO, and Director, Mr. Sauve, oversees the day-to-day management of our Company and the strategic evolution of its definition drill program. He has experience in corporate finance, structure, and management in both private and public companies. From May 31, 2007 through June 1, 2006 Eric Sauve was the CFO for Electra Gold Ltd., a publicly trading, operating mining company in North Vancouver, B.C. From February 1, 2004 through May 31, 2006, he was the President and CFO of Nexus Minerals Ltd., a gold mining and exploration company in North Vancouver, B.C. that focused on operating gold mines in China. From November 9, 2003 through January 31, 2004, Eric Sauve was an Investment Advisor with Chartwell Financial Inc in Surrey, B.C. From May 9, 2000 through November 5, 2003, Eric Sauve was an Investment Advisor for Foresters Securities, Inc., in Burnaby, B.C. For the 12 years prior to his position with Nexus, Mr. Sauve was a licensed stock broker where he worked extensively in the securities markets and was a licensed insurance agent in British Columbia. Mr. Sauve earned a BA degree from the University of British Columbia in 1994. Mr. Sauve received the nomination to serve on the Board of Directors because he provides the Board with a variety of unique experiences. It is through Mr. Sauve's experience as a stock analyst, primarily in the area of resource properties, including gold properties, development of his management and financial experience as it relates to public and private corporations, and his past participation in capital formation for public and private companies, that he was determined to be a well qualified Director of our Company.

David Gilmer, Director, Secretary and Treasurer

Mr. David Gilmer has been a Director since October 24, 2007 and has served as Secretary since December 7, 2008. Mr. Gilmer has worked for Junkermier, Clark, Campanella, Stevens, P.C., a public accounting firm in Missoula, Montana for over ten years. Mr. Gilmer works primarily in the field of income tax for individuals, partnerships, L.L.C.s and S-Corporations. Mr. Gilmer also has experience in audit, review, and compilation engagements of financial statements for various entities. He is currently on the firm's tax committee.

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

J. Robert Flesher, Vice President of Mining and Geology

Mr. J. Robert Flesher became Vice President of Mining and Geology on December 10, 2007. Mr. Flesher has held this part time position through December 1, 2008. Mr. Flesher became a full time employee on December 1, 2008. From October, 2006 through December, 2008, Mr. Flesher was an Engineer at Montana Tunnels Mining, Inc., an operating gold, lead and zinc mine approximately 70 miles from the Company's property. From January, 2005 through October, 2006, Mr. Flesher was an Assay Technician for Golden Sunlight Mine, located in Whitehall, Montana. From June, 2001 through October, 2006, Mr. Flesher was the owner and operator of Hobby Town USA, a retail store in Helena, Montana. Mr. Flesher gained his experience in hydrological testing in various projects including the US Geological Survey. In 1986, Mr. Flesher began his career with Pegasus Gold Mining Corporation, gaining a wide variety of experiences including: mill operation, assay lab technician, ore control geologist, underground geological mapping and sampling, geologic modeling, stope designs, definition drilling, mine production, and GPS surveying. Mr. Flesher received a Bachelor of Science Degree in Geology, from Montana State University in 1983.

Charles Yesson, Director

Mr. Charles Yesson has been a Director since June 18, 2007. Mr. Yesson began his current position as a Registered Principal and Insurance Agent for Grant Bettigen Securities Inc. in Newport Beach, CA in December 2008. From June, 2006 through November, 2008, Mr. Yesson was Managing Director of Amateus Capital, Inc., a broker/dealer located in Beverly Hills, CA. Prior to that, from January through June, 2006, Mr. Yesson was a self employed consultant to emerging companies. From January, 2004 through January, 2006, Mr. Yesson was a Registered Principal with J. Alexander Securities, Inc., Los Angeles, CA. and an Independent Insurance Agent and Business Consultant.

Mr. Yesson has over 35 years experience in the financial services industry. Mr. Yesson has 25 years experience in managing public corporations and 10 years as a consultant to emerging companies and as an interim manager of several of emerging companies.

Mr. Yesson has worked extensively in areas of Mr. Yesson is a former U. S. Naval Officer and Air Force Reserve Officer.

Mr. Yesson received a Bachelor of Science in Education from Pennsylvania State College at Bloomsburg, PA in August, 1954 and a Masters of Arts from New York University in October, 1961. He has a Certification in Bank Marketing from Northwestern University, Certification in International Finance from NSU in Canberra, Australia. Mr. Yesson holds Series 7, 24, and 66 Securities Licenses, California Insurance and Real Estate Licenses, and is a Mediator for the Superior Court in Orange County California and the California State Insurance Department. Mr. Yesson received the nomination to serve on the Board of Directors because he provides that Board with a variety of unique experiences. It is through Mr. Yesson's extensive experience in the areas of reorganization, corporate development and growth and capitalization in both the public and private sectors, as well as his status as a licensed securities broker and his familiarity with the requirements of the Securities and Exchange Commission, which lead the Company to determine he was a well qualified member of our Board of Directors.

BJ Ambrose, Vice President of Corporate Finance

Mr. BJ Ambrose has been Vice President of Corporate Finance since March 1, 2009. Since August, 1999, Mr. Ambrose owned and operated Ambrose Carpet Cleaning and Flooring, in Denver, Colorado. Mr. Ambrose worked as a registered broker for Merrill Lynch from 1995 to 2000 and held a series 7 brokers license and a Colorado State series 63 license. Mr. Ambrose received a Bachelors of Science in Finance from Colorado State University in 1995.

Dr. James W. Sears, Director

Dr. James W. Sears has been a Director since March 3, 2010. Dr. Sears has taught for nearly three decades in the Department of Geosciences at the University of Montana, where he holds the rank of Full Professor. Dr. Sears is a geologist specializing in structural geology, regional field geology, ore deposits and tectonics. He has worked throughout the Rocky Mountains of the US and Canada, as well as in the Appalachians, Russia, New Zealand, Australia, Great Britain, Ireland, Finland, and France. Dr. Sears has published 250 professional works, including research papers in international geological journals, books, geological maps, geological field guides, websites, and abstracts. He has mapped and studied the geology and ore deposits of the Garnet Range for the last 28 years.

Robert (Bob) Sanders, Director

Mr. Bob Sanders has been a Director and a member of the compensation committee, audit committee, and corporate governance committee since January 6, 2011. From May of 2007 to the present, Mr. Sanders has been employed as the Practice Director-Process & Project Management for Edgewater/Ranzal Consulting, an Oracle Hyperion based consulting firm, focused on deploying Hyperion's Enterprise Performance Management & Business Intelligence capabilities for clients. From August, 2005 to May, 2007, Mr. Sanders was the Director of Enterprise Data Management and Business Intelligence for First Data Corp., a provider of electronic commerce and payment services for financial institutions, commercial establishments, and consumers globally. From May, 2003 to August, 2005, Mr. Sanders was the Director of Financial Systems and Processes for Newmont Mining Corporation, one of the largest gold mining companies in the world with operations in North America, Australia, Asia and Africa. From October, 2000 to May, 2003, Mr. Sanders was the Senior Manager for Accenture Finance and Performance Management Practice, a cross-industry group with finance and accounting expertise that addresses issues of importance to the CFO in creating value and delivering world-class capabilities. From June 1996 to October 2000, Mr. Sanders was the Senior Manager for MediaOne Group/US West Audit & Consulting Group which provided risk assessment, operational reviews and business controls expertise to various cable, telephone and wireless operating units and international ventures. From September 1994 to February 1996, Mr. Sanders was a Portfolio Analyst with Heitman/JMB Advisory Corp., an institutional real estate investment advisement company. From September, 1991 to September, 1994, Mr. Sanders was the Senior Accountant with LaSalle Partners, an institutional real estate investment advisement company. From September, 1989 to September, 1991, Mr. Sanders was a Fund Accountant with Stein, Roe and Farnham, an investment advisement company providing institutional asset management and mutual fund services. Mr. Sanders is a Certified Public Accountant licensed in the State of Illinois. Mr. Sanders received an Executive MBA Degree from the University of Denver in August, 2000 and a BSBA Finance Degree from the University of Missouri-Columbia in May 1989. Mr. Sanders' experience and expertise as an MBA and Certified Public Accountant, coupled with his extensive experience in the accounting industry, specifically in mining, lead to the conclusion by our Board that Mr. Sanders would be of considerable value to the Company and should serve as a Director of our Company.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders, or until their successors are elected, or until removed from office pursuant to our Company's Bylaws. Our Officers are appointed by its Board of Directors and hold office until removed by the Board of Directors.

Committees of the Board of Directors

The Board of Directors has formed an Audit Committee, Compensation Committee and Corporate Governance Committee, which are described below. Each of the committees were formed on January 6, 2011 and have adopted written charters, which are filed as exhibits to our Current Report on Form 8-K filed with the SEC on January 20, 2011.

The Audit Committee is composed of Messrs. Yesson, and Sanders and Dr. Sears, all of whom are "independent" under the current NASDAQ Global Market listing standards and the rules of the SEC. Mr. Sanders currently serves as the Chairman of the Audit Committee. The Audit Committee's responsibilities include assisting in Board oversight of (i) the integrity of the Company's financial statements; (ii) the Company's compliance with legal and regulatory requirements; (iii) the independent auditors' qualifications and independence; (iv) the performance of the independent auditors and the Company's internal audit function; and (v) to prepare the report required to be prepared by the Audit Committee pursuant to the rules of the SEC for inclusion in the Company's annual proxy statement. The audit Committee has only recently been formed and has not had any meetings, except to adopt its charter.

The Compensation Committee is composed of Messrs. Yesson, and Sanders and Dr. Sears, all of whom are "independent" under the current NASDAQ Global Market listing standards. The Compensation Committee has not yet appointed a Chairman. The Compensation Committee is responsible to annually review and approve the CEO's and the executive officers' (i) annual base salary level; (ii) annual and/or quarterly incentive opportunity level, including the specific goals and amount; (iii) equity compensation; (iv) employment agreements, severance arrangements, change in control agreements and indemnification agreements, if any such agreements or arrangements are proposed; and (v) any other benefits, compensation or arrangements.

The Corporate Governance Committee is composed of Messrs. Yesson, and Sanders and Dr. Sears, all of whom are "independent" under the current NASDAQ Global Market listing standards. The Corporate Governance Committee has not yet appointed a Chairman. The Corporate Governance Committee is responsible to establish, from time to time, the criteria for Board membership, based on the nature, size and complexity of the Company and the stage of its development.

Other Significant Employee

Aaron Charlton, Senior Consultant.

Mr. Aaron Charlton informally began his service with our company as Senior Consultant, in May, 2007 and subsequently entered into a formal Employment Agreement for that position on June 1, 2007. Mr. Charlton's position as Senior Consultant has been expanded to include his assistance in contract negotiation between us and the Company's various consultants which are required to complete the continuing definition drill program and his management expertise in managing the definition drill program and any subsequent mill production. From June, 2006 to the present, Mr. Charlton served as the Senior Advisor of Garnet, a company that provides service and support for mining projects. From January, 2003 through January, 2004 Mr. Charlton acted as a consultant for Intrepid Technology (OTCBB trading symbol: IESV), an engineering company, located in Idaho Falls, Idaho. Mr. Charlton and his family have owned and operated mining, milling and geological research projects for over 40 years. The Charlton family's interest in the Garnet Mining District dates back to 1961. Mr. Charlton's association with the property includes negotiating contracts with Kennecott Mining, Pegasus Mining Corporation, Newmont Mining, Trans-Global Resources, N.L., and Western Energy for the exploration and development of its properties. Mr. Charlton has over 30 years experience in mining finance, mining, milling, refining, assays and associated research facilities. He has provided management to a number of underground, open pit and placer operations in operating mines located in California, Nevada, Idaho and Montana and was Chairman of the Board for Trans-Global Resources, N.L., a NASDAQ and ASX listed company, between 1991 and 1993. Mr. Charlton has a long-standing relationship with the University of Montana Geological Department, local government officials of Granite County, State officials including the DEQ, the Montana Department of Economic Development, and the Federal BLM. Mr. Charlton attended John Allen Hancock College in California from 1974 through 1976 and attended classes with an emphasis in Theology and Psychology.

Item 11.     Executive Compensation.

The table below summarizes all compensation awarded to, earned or accrued by, or paid to our chief executive officer and each executive officer who earned compensation in excess of $100,000 in the fiscal years ending December 31, 2010 and 2009 (each "Named Executive Officer") for all services rendered to us in all capacities.

Summary Compensation Table

Name and Principal Position	Year	Salary	Nonqualified Deferred Compensaton Earnings(1)	Director Compensaton	All Other Compensation	Total
Eric Sauve, CEO, CFO, President and Director	2010 2009	$50,000 $84,100	$147,478 $101,300	$0 $0	$0 $0	$197,478 $185,400
Charles Yesson, Director	2010 2009	$0 $0	$0 $0	$7,500 $7,000	$0 $0	$7,500 $7,000
James Sears, Director	2010	$0	$0	$6,190	$26,934(2)	$33,124
Aaron Charlton, Senior Consultant	2010 2009	$109,300 $95,000	$88,178 $90,400	$0 $0	$4,079(3) $0	$201,557 $185,400
(1)	Represents the Company's promise to pay the compensation earned during the period at a future date.
(2)	Represents consulting fees earned by Dr. Sears for his services in leading our Geology Team in various mapping programs on our Garnet Mineral Property.
(3)	Represents medical expenses paid by us on behalf of Mr. Charlton.

Director Compensation

We paid Mr. Yesson $7,500 and $7,000 in 2010 and 2009, respectively, as director's fees. We paid Dr. Sears $6,190 in director's fees in 2010 and an aggregate of $26,934 in 2010 for consulting services in leading our geology team in various mapping programs on our Garnet Mineral Property. We paid Mr. Gilmer $4,000 (and deferred $1,000) and $5,000 as director's fees in 2010 and 2009, respectively, and issued 75,000 shares of our common stock valued at $71,250, to Mr. Gilmer as an inducement to serve as an officer and director of our company.

Material Terms of Employment Agreements

Eric Sauve - President, CEO, CFO, Director

The Company entered into the Employment Agreement with Eric Sauve ("Employee") on June 1, 2007. The material terms are as follows: The employment term is for a one year period, which automatically renews for successive one year periods until employment is terminated pursuant to the terms of the Employment Agreement. The Employee may be terminated for reasonable cause, for employee death, or in the event that illness or other circumstances disable the performance of the Employee's duties for more than 90 consecutive days. Termination due to illness requires the Company to deliver a notice of Intent to Terminate, which termination may be cured by Employee if Employee resume performance of his responsibilities with 30 days of receipt of intent to terminate. The laws of the state of Montana govern the Employment Agreement. The Employee's duties are to act as President and CEO with the responsibilities normally associated with those positions and any additional responsibilities assigned to Employee by the Board of Directors. The Employee is to be compensated in the following manner: Employee shall be reimbursed for all ordinary and necessary expenses incurred during the course of Employee's job performance. Employee is to be paid $5,000 per month, half due on the 15th of the month and the balance due in the final week of the month. This compensation is to increase on June 1, 2008 to $15,000 per month. Compensation is to further increase by six percent (6%) on June 1, 2009 and shall increase by the same percentage annually thereafter during the life of the Agreement. The Company is to provide Employee with a vehicle, with the vehicle's personal use being chargeable as added compensation to the Employee. When the Company is able, it is to provide group health insurance to the Employee and his family. The Company is to provide a $200,000 life insurance policy on the Employee, to be payable to Employee's spouse or estate. The Employee is entitled to participate in any stock option plan contemplated by the Company. Upon termination, other than for dishonesty to the Employer, the Employee is to be paid three (3) years of salary and retain the life insurance coverage for Employee and his family.

Aaron Charlton - Senior Consultant

The Company entered into the Employment Agreement with Aaron Charlton ("Employee") on June 1, 2007. The material terms are as follows: The employment term is for a one year period, which automatically renews for successive one year periods until employment is terminated pursuant to the terms of the Employment Agreement. The Employee may be terminated for reasonable cause, for employee death, or in the event that illness or other circumstances disable the performance of the Employee's duties for more than 90 consecutive days. Termination due to illness requires the Company to deliver a notice of Intent to Terminate, which termination may be cured by Employee if Employee resume performance of his responsibilities with 30 days of receipt of intent to terminate. The laws of the state of Montana govern the Employment Agreement. The Employee's duties are to act as a "Senior Consultant", and his duties shall consist of those responsibilities assigned to him from time to time by the Company's President; his position is considered a senior executive position. The Employee is to be compensated in the following manner: Employee shall be reimbursed for all ordinary and necessary expenses incurred during the course of Employee's job performance. Employee is to be paid $5,000 per month, half due on the 15th of the month and the balance due in the final week of the month. This compensation is to increase on June 1, 2008 to $15,000 per month. Compensation is to further increase by six percent (6%) on June 1, 2009 and shall increase by the same percentage annually thereafter during the life of the Agreement. The Company is to provide Employee with a vehicle, with the vehicle's personal use being chargeable as added compensation to the Employee. When the Company is able, it is to provide group health insurance to the Employee and his family. The Company is to provide a $200,000 life insurance policy on the Employee, to be payable to Employee's spouse or estate. The Employee is entitled to participate in any stock option plan contemplated by the Company. Upon termination, other than for dishonesty to the Employer, the Employee is to be paid three (3) years of salary and retain the life insurance coverage for Employee and his family.

BJ Ambrose - Vice President of Finance and Marketing

We entered into a twelve-month Employment Agreement with BJ Ambrose ("BJ") to serve as our Vice President of Finance and Marketing, on August 1, 2010, which may be extended upon mutual agreement of the parties. If the parties do not agree in a timely basis, the employment will continue at will on a month to month basis until such time that either party terminates employment upon three days written notice. BJ may not take any of the following actions on behalf of the Company without the express prior written approval of Company: (i) borrowing or obtaining credit in any amount or executing any guaranty on behalf of the Company; (ii) executing any written agreement in the Company's name or which purports to bind the Company; (iii) entering into any oral agreement in the Company's name or which purports to bind the Company; or (iv) hiring or firing any employee(s) and/or other independent contractor on behalf of the Company. BJ is paid $12,500 monthly as compensation under the Agreement. BJ is eligible for any bonuses, including stock, stock options and cost of living allowances, as declared by the Board of Directors of the Company, in its discretion, during the term of the Employment Agreement. BJ is entitled to be reimbursed for expenses incurred during the performance of his duties. BJ is not currently receiving health insurance through us, however when we are fiscally able, we will provide group health insurance coverage for BJ and his family at no cost to BJ. Upon involuntary termination and without cause, BJ will receive twelve months salary as severance.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to be received by any of the Company's Officers, Directors, or employees at the Company's fiscal year-end, December 31, 2010.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of February 15, 2011, by (i) those persons or groups known to us who beneficially own more than 5% of our common stock; (ii) each director; (iii) each Named Executive Officer and, (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC and by information provided by such persons directly to us.

Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Title of Class	Name and address of beneficial owner	# of Shares of Beneficially Owned Common Stock	Percentage of Beneficially Owned Common Stock (1)
Common Stock	Eric Sauve(2) 6844 Copper Cove Road West Vancouver, BC Canada V7W 2K5	3,268,945	8.44%
Common Stock	Charles Yesson 1221 West Coast Highway, Suite 124 Newport Beach, CA 92663	85,000	0.22%
Common Stock	Dave Gilmer 2620 Connery Way, P.O. Box 16237 Missoula, MT 59808	100,000	0.26%
Common Stock	Aaron Charlton(3) 25 A Street, Garnet Ghost Town Drummond, MT 59835	11,645,181	30.04%
Common Stock	Kim L. Charlton (4) 227 Middle Patent Road Bedford, NY 10506	2,255,830	5.82%
Common Stock	Rodney Haynes (5) 619 SW Higgins Suite O Missoula, MT 59803	5,799,576	14.96%
Common Stock	Robert Sanders (6) 7210 S. Hudson Way Centennial, CO 80122	513,502	1.33%
Common Stock	All Officers and Directors as a Group (5 persons)	15,612,628	40.27%
Common Stock	Commonwealth Resources, LLC as a Group	20,537,628	53.71%

(1)

The percent of beneficially owned common stock is based on 33,057,485 shares of common stock issued and outstanding as of April 11, 2011 and the 5,714,200 shares of common stock issuable within 60 days through the exercise of warrants, for a total beneficially owned common stock of 38,771,685 shares of common stock.

(2)	Includes 2,218,945 beneficially owned shares of common stock that are held by Commonwealth over which Mr. Sauve has the right to vote., 1,050,000 shares of common stock owned by Eric Sauve personally.
(3)	Includes 11,645,181 beneficially owned shares of common stock that are held by Commonwealth over which Mr. Charlton has the right to vote.
(4)	Includes 2,255,830 beneficially owned shares of common stock that are held by Commonwealth over which Ms. Charlton has the right to vote.
(5)

Includes 4,639,576 beneficially owned shares of common stock that are held by Commonwealth over which Mr. Haynes has the right to vote. and 1,160,000 beneficially owned shares of common stock that are held by Creative Finance Investments, LLC Profit Sharing Plan, over which Mr. Haynes has voting and dispositive power.

(6)	Includes 256,751 shares of common stock owned by Robert Sanders, and 256,751 shares of common stock issuable within 60 days through the exercise of warrants.

Except as otherwise noted, the persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, when that person has the right to acquire common stock through options or warrants within 60 days.

Item 13.     Certain relationships and related Transactions, and Director Independence.

We are a party to each of the following material agreements with Commonwealth described in this Form 10-K: Option Agreement, Non Exclusive Surface Lease Agreement, Amended Mining Lease, and Share Purchase Agreement. Commonwealth is 10% owned by Eric Sauve, our President, CEO, CFO and Director, 55% owned by Mr. Aaron Charlton, Senior Consultant to our company, and 10% owned by Kim L. Charlton, Aaron Charlton's sister.

On July 6, 2009, we entered into a non-exclusive Agreement with Garnet Range Resources, LLC ("Garnet") for an open ended term, wherein Garnet is to provide support services to us which includes the operation of heavy equipment, provision of labor and coordination of project management with respect to exploring the mining claims located on the Garnet Mineral Property, including an operator, all maintenance, repair and support of the equipment, payment of taxes, insurance and all operating expenses. Garnet is obligated under the Agreement to provide all such services to us at or below the current market value, evidenced by Garnet obtaining at least two bids annually for the services provided. Garnet is solely responsible for employing personnel and related costs. Garnet holds us harmless from liability. We are each required to maintain $1,000,000 insurance liability coverage. Garnet is 50% owned by each of Eric Sauve, our President, CEO, CFO and a director and Joyce Charlton, the spouse of Aaron Charlton, Senior Consultant to our company. Additionally, from time to time, Aaron Charlton, our Senior Consultant, consults with Garnet.

On July 1, 2009, we entered into a vehicle lease agreement with Garnet pursuant to which Garnet will provide us with the use of an automobile beginning April 22, 2009 to April 21, 2011 for which we paid $4,500 to Garnet, in advance. We are responsible for all insurance coverage, repairs, licensing, fuel and other associated costs during the lease period.

On December 31, 2010, we entered into a common stock rescission and exchange Agreement ("Rescission Agreement") with our current Vice President of Corporate Finance and Marketing, BJ Ambrose, and our former Vice President of Marketing, Tim Matthews (who left our employ in September, 2010). Pursuant to the Rescission Agreement, Messrs. Ambrose and Matthews exchanged 238,800 shares and 168,300 shares of our common stock for warrants to purchase 477,600 shares and 336,600 shares of our common stock, respectively, at a purchase price of $1.00 per share. The warrants are exercisable no later than December 31, 2015 and contain a cashless exercise provision.

We paid Dr. Sears, a director of our Company, an aggregate of $26,934 in 2010 for consulting services in leading our geology team in various mapping programs on our Garnet Mineral Property.

Independent Directors

The Company's Board of Directors was comprised of four directors through the year ending December 31, 2010. Two Members of the Board of Directors are considered to be "Independent". The Independent Directors are Dr. James Walter Sears and Mr. Charles Yesson.

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

Audit Fees

The aggregate fees billed by our independent auditors, Rotenberg & Company, LLP and EFP Rotenberg, LLP. for professional services rendered for the audit of our financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2010, and 2009 were:

	2010	2009
Rotenberg & Company, LLP.	$0	$19,278
EFP Rotenberg, LLP.	$21,700	$4,754

Audit Related Fees

For the years ended December 31, 2010 and 2009, there were no fees billed for assurance and related services by Rotenberg & Company, LLP or EFP Rotenberg, LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the year ended December 31, 2010 and 2009, fees billed by Rotenberg & Company, LLP or EFP Rotenberg, LLP respectfully, for tax compliance, tax advice and tax planning were $0 and $0 respectively.

We do not use the auditor for financial information that is significant to the preparation of our financial statements. General information for our financial statements are provided internally or by other service providers.

Audit Committee Pre-Approved Policies and Procedures

Through December 31, 2010, our Board of Directors served as the Audit Committee for the Company. Until that date, the Board of Directors, on an annual basis, reviewed audit and non-audit services performed by our independent auditor. All audits and non-audit services were pre-approved by the Board of Directors, which considers, among other things, the possible effect on the performance of such services on the auditor's independence. Through December 31, 2010, the Board of Directors has considered the role of EFP Rotenberg, LLP in providing services to us for the fiscal year ended December 31, 2010.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Our Financial Statements are attached following the Signatures of this report commencing on F-1.

(c) The exhibits listed below are filed as part of or incorporated by reference in this report

Exhibit Number	Description
10.42	GHC CRW Option Agreement 2nd Amendment
10.43	Amended Common Stock Rescission and Exchange Agreement
31.1	Eric Sauve Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	David Gilmer Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GRANT HARTFORD CORPORATION
Registrant

By: /s/ Eric Sauve Eric Sauve President and Chief Executive Officer Date: April 14, 2011	By: /s/ David Gilmer David Gilmer Director and Secretary Date: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Eric Sauve Eric Sauve President and Chief Executive Officer Date: April 14, 2011

By: /s/ Charles Yesson Charles Yesson Director Date: April 14, 2011

By: /s/ David Gilmer David Gilmer Director and Secretary Date: April 14, 2011

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
FINANCIAL STATEMENTS
December 31, 2010

Index to Financial Statements:

PAGE #

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2010 and 2009	F-2

Statements of Operations for the Years Ended December 31, 2010, and 2009, and Since Inception (March 15, 2007) to December 31, 2010	F-3

Statements of Stockholders' Equity (Deficit) From the Date of Inception (March 15, 2007) Through December 31, 2010	F-4

Statements of Cash Flows for the Years Ended December 31, 2010, and 2009, and Since Inception (March 15, 2007) to December 31, 2007 to December 31, 2010	F-5 to F-6

Notes to Financial Statements	F-7 to F-16

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Grant Hartford Corporation

We have audited the accompanying balance sheets of Grant Hartford Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from the date of inception (March 15, 2007) through December 31, 2010. Grant Hartford Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Hartford Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception (March 15, 2007) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 14, 2011

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
BALANCE SHEETS
AS AT DECEMBER 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$1,294	$63,687
Prepaid option payment: mineral rights	254,042	294,606
Prepaid expenses and deposits	101,945	95,013
Total Current Assets	357,281	453,306
Non-current Assets
Buildings, improvements and equipment, net of accumulated depreciation of $45,212 and $13,061, respectively	268,454	215,335
Mineral rights	8,047,917	2,857,917
Total Non-Current Assets	8,316,371	3,073,252

Total Assets	$8,673,652	$3,526,558

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,643,972	$1,149,444
Short-term notes	46,171	3,369,188
Convertible notes payable	0	271,500
Due to related parties	682,914	299,949
Capital lease payable	62,060	26,279
Total Current Liabilities	2,435,117	5,116,360

Long-Term Liabilities
Capital lease payable	9,524	10,618

Total Liabilities	2,444,641	5,126,978

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value per share, 50,000,000 shares authorized, zero issued and outstanding	0	0
Common stock: No par value, 100,000,000 shares authorized, 32,947,487 and 21,450,195 issued and outstanding, respectively	15,161,420	2,999,621
Accumulated deficit- exploration stage	(8,932,409)	(4,600,041)
Total Stockholders' Equity (Deficit)	6,229,011	(1,600,420)

Total Liabilities and Stockholders' Equity (Deficit)	$8,673,652	$3,526,558

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
STATEMENTS OF OPERATIONS

Year Ended	Since Inception March 15, 2007 to
December 31,	December 31,
2010	2009	2010

Revenue	$0	$0	$0

Expenses
Financial conference fees	0	0	31,250
Management fees	990,287	644,927	1,992,4890
General and administrative	437,251	423,690	1,148,949
Professional fees	637,093	270,871	1,015,576
Geological and mining expenses	2,076,261	1,784,809	4,191,608
Interest expense	131,477	192,322	334,161
Surface access lease payments	59,999	64,499	218,376

Net Loss	$(4,332,368)	$(3,381,118)	$(8,932,409)

Loss Per Share
Basic and Diluted	$(0.150)	$(0.158)	$(0.402)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	28,818,243	21,450,195	22,202,590

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
SINCE INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2010

	Common Stock		Accumulated
	Number of		Deficit-
	Shares Issued	Value	Exploration Stage	(Deficit)

Balance March 15, 2007	0	$0	$0	$0

Common stock issued for cash	1,062,900	426,450		426,450
Common stock issued for mineral rights	14,000,000	1,750,000		1,750,000
Common stock issued to founders	1,135,000	1,135		1,135
Common stock issued in exchange for services	16,000	8,000		8,000
Net loss	0	0	(247,857)	(247,857)

Balance December 31, 2007	16,213,900	2,185,585	(247,857)	1,937,728

Common stock issued for cash	230,670	184,536		184,536
Common stock issued foir mineral rights	5,000,000	625,000		625,000
Common stock issued in exchange for services	5,625	4,500		4,500
Net loss	0	0	(971,066)	(971,066)

Balance December 31, 2008	21,450,195	2,999,621	(1,218,923)	1,780,698

Net loss	0	0	(3,381,118)	(3,381,118)

Balance December 31, 2009	21,450,195	2,999,621	(4,600,041))	(1,600,420)

Common stock issued for cash	1,174,654	1,245,645		1,245,645
Common stock issued for mineral rights	5,000,000	5,000,000		5,000,000
Common stock issued to founders	75,000	71,250		71,250
Common stock converted from debt and interest	351,289	333,724		333,724
Common stock issued in payment of debt and interest	4,376,349	4,505,330		4,505,330
Common stock issued in exchange for services	877,100	1,005,850		1,005,850
Treasury stock purchased and retired	(357,100)	0		0
Net loss	0	0	(4,332,368)	(4,332,368)

Balance December 31, 2010	32,947,487	$15,161,420	$(8,932,409)	$6,229,011

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

Year Ended	Since Inception March 15, 2007 to
December 31,	December 31,
2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,332,368)	$(3,381,118)	$(9,932,409)
Adjustments to reconcile net loss to cash from operating activities:
Common stock issued in exchange for services	549,329	0	562,964
Common stock issued in payment of interest expense	116,327	0	116,327
Depreciation expense	32,151	12,707	45,212
(Increase)/decrease in prepaid option payment	40,564	(294,606)	(76,680)
(Increase)/decrease in prepaid expenses and deposits	6,783	(51,090)	(76,680)
Increase/(decrease) in accounts payable and accrued expenses	1,216,089	908,744	2,370,281
Increase/(decrease) in due to related parties	382,965	112,173	678,166
Net cash flows from operating activities	(1,996,291)	(2,693,190)	(5,498,312)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of buildings and equipment	(33,020)	(181,831)	(217,416)
Investment in mineral rights	(190,000)	(404,012)	(672,917)
Net cash flows from investing activities	(223,020)	(585,843)	(890,333)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on short-term debt	(3,829)	(10,250)	(14,079)
Proceeds from short-term debt	938,250	3,370,088	4,317,688
Common Stock issued	1,245,645	0	1,856,631
Convertible notes payable	0	0	271,500
Payments on capital lease	(31,279)	(18,653)	(49,932)
Net cash flows from financing activities	2,156,918	3,341,185	6,389,939

Change in cash during the period	(62,393)	62,152	1,294

Cash, beginning of period	63,687	1,535	0

Cash, end of period	$1,294	$63,687	$1,294

SUPPLEMENTAL DISCLOSURES

Interest paid	$5,142	$6,197	$14,038

Income taxes paid	$50	$50	$150

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

Between January 22, 2010 and May 24, 2010, the Company offered its shares through a Private Placement Memorandum which is more fully described in Note 8. As a result, the Company successfully satisfied $3,860,425 worth of short-term notes and accrued interest through the purchase of 3,860,425 units.

Between September 30, 2010 and December 31, 2010, the Company offered its shares through a Private Placement Memorandum which is more fully described in Note 8. As a result, the Company successfully satisfied $644,905 worth of short-term notes and accrued interest through the purchase of 515,924 units.

Pursuant to the Convertible Note transaction more fully described in Note 8, Non-Transferable Convertible Notes and related interest payable totaling $333,724 have been converted for 351,289 shares of the Company's no par value common stock as of December 31, 2010.

During 2010, the Company issued 952,100 shares of the Company's no par value common stock totaling $1,077,100 in payment of professional services. Of this amount, $527,771 was in payment of services accrued as of December 31, 2009, $478,079 was in payment of current services included in management fees, professional fees, and geological and mining expenses shown on the statements of operations, and another $71,250 was paid with founders' shares in payment of director fees included in management fees shown on the statements of operations.

On December 31, 2010, the Company entered into Agreements with two employees to rescind and exchange common stock previously awarded to them. Pursuant to the agreement, the Company has exchanged Common Stock Warrants allowing the purchase of 814,200 shares of the Company's no par value common stock at an exercise price of $1.00 per share in exchange for 357,100 shares of the Company's no par value common stock.

On May 24, 2010, the Company entered into the Share Purchase Agreement with Commonwealth Resources, LLC, whereby the Company agreed to issue 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration of $5,000,000, in exchange for mineral rights. This transaction is more fully described in Note 5 of these Financial Statements.

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Comany)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.     BASIS OF PRESENTATION

Grant Hartford Corporation (the "Company") was organized under the laws of the State of Montana on March 15, 2007. Since inception, the Company has been engaged in the exploration of the Garnet mineral property in order to identify the presence of proven/probable reserves. The financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The Company maintains its books and prepares its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

December 31, 2010
Working Capital	$ (2,077,836)
Deficit	$ (8,932,409)

2.     SIGNIFICANT ACCOUNTING POLICIES

Income Taxes:   Income taxes are provided on the income earned in the financial statements. In accordance with FASB ASC 740 10 20, the Company applies the liability method of accounting for income taxes, under which deferred income taxes are provided to reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

In accordance with FASB ASC 740 10 20, the Company recognized no material adjustments to unrecognized tax benefits. The Company has no unrecognized tax benefits as of December 31, 2010 and 2009. By statute, tax years ending in December 31, 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company is in the "Exploration Stage" and is engaged in the exploration of the Garnet mineral property in order to identify the presence of proven/probable reserves. The Company has not begun exploitation of these deposits. As a result, no amounts have been capitalized related to mineral property exploration as of December 31, 2010 and 2009.

Accumulated mineral property costs are amortized using the units of production ("UOP") method based on estimated recoverable ounces or pounds in proven and probable reserves.

Long-lived Assets:   The Company periodically assesses the carrying value of long-lived assets in accordance with FASB ASC 360 10. The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Mining assets, including mineral rights and mine development, are also periodically assessed for impairment in accordance with FASB ASC 360 10 and FASB ASC 930 360 35.

There was no loss on impairment for the years ended December 31, 2010 and 2009.

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net loss per common share ("EPS"):    EPS is computed in accordance with the provisions of FASB ASC 260-10. Basic EPS is computed by dividing net loss by weighted average shares outstanding. Diluted EPS includes the dilutive effect of stock options and warrants issued.

3. MINING OPERATIONS

The Company's mining property is located in Granite County near the ghost town of Garnet, Montana. The property is accessible year round by 4 wheel drive vehicles on County and private roads.

There are no production or milling operations on the property, as of today. There is no electric power on the property. Any future mining or milling operation will require either power lines to reach the property or the generation of power on site. The Company retained CDM Engineering of Helena, Montana in May 2009 to conduct a cost estimate for power requirements, determine the economic feasibility of mining and milling ore from the Company's property and design and build a mill facility and tailings impoundment for process ore.

4. BUILDINGS, IMPROVEMENTS AND EQUIPMENT

Buildings, improvements and equipment consists of the following:

	December 31, 2010	December 31, 2009

Construction in progress	$ 181,104	$ 149,304
Buildings and improvements, net of accumulated depreciation of $205 and $7, respectively.	$ 7,772	$ 6,750
Equipment, net of net of accumulated depreciation of $45,007 and $13,054, respectively.	$ 79,578	$ 59,281

Total	$ 268,454	$ 215,335

5. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value
Garnet, Montana stock issued 06/15/2007	$ 2,375,000	$ 0	$ 2,375,000
Garnet, Montana option payment for 2007	102,917	0	102,917
Garnet, Montana option payment for 2008	190,000	0	190,000
Garnet, Montana option payment for 2009	190,000	0	190,000
Garnet, Montana option payment for 2010	190,000	0	190,000
stock issued 6/24/2010	5,000,000	0	5,000,000

TOTAL			$ 8,000,000

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

5. MINERAL RIGHTS (Continued)

Acquisition of the Patented and Unpatented Mineral Claims

Pursuant to the Share Purchase Agreement dated May 24, 2010, between Commonwealth Resources, LLC and the Company, the Company purchased ninety one (91) unpatented mining claims and eight (8) prospecting leases on Bureau of Land Management owned patented mining claims in consideration for the issuance of 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration valued at $5,000,000. Additionally, the Company agreed to pay to Commonwealth Resources, LLC, within fifteen (15) days of the end of each calendar month, a five percent (5%) net smelter return on any ore processed by the Company from ninety (90) of the ninety one (91) unpatented mining claims, excluding ore processed from the Shamrock unpatented mining claim. On May 26, 2010, the Company filed the required Form 8 K regarding the Share Purchase Agreement and the transaction was subsequently approved by the Company's shareholders at its Annual Shareholder Meeting on June 24, 2010.

Pursuant to the option agreement discussed below, the Company has also acquired an exclusive option to purchase 100% ownership in the mineral deeds to 23 patented mineral claims and 122 unpatented mineral claims covering approximately 2,000 acres located within the Garnet Mining District of Granite County, Montana from Commonwealth Resources, LLC. The President, CEO, CFO and Director of the Company, Eric Sauve, and the Company's Senior Consultant and NEO, Aaron Charlton, are also owners in Commonwealth Resources, LLC. The owner of record for the 122 unpatented claims and the 22 patented claims is Commonwealth Resources, LLC, who holds these claims subject to the terms and conditions in the Option Agreement between Commonwealth Resources, LLC and our Company, Grant Hartford Corporation. The owner of record of one (1) patented claim, the Free Coin, is River Terrace Estates, Inc. Commonwealth Resources, LLC holds a purchase agreement and mining lease on this claim which has been assigned to Grant Hartford Corporation.

Option Agreement

The Company entered into an Option Agreement with Commonwealth Resources, LLC (Commonwealth), a related party, with effect from June 15, 2007. The Option Agreement was amended on or about June 28, 2010, whereby the term was extended for three additional years. The agreement gives the Company an exclusive option to purchase the mineral rights (excluding surface rights) on the 23 patented mining claims and an exclusive option to purchase 122 unpatented mining claims for a total period of ten years.

1.	Issue 19,000,000 of Grant Hartford Corporation's no par value common shares to Commonwealth Resources, LLC;
2.

Make annual option payments of $190,000 to Commonwealth Resources, LLC for a period of up to eight years, starting June 15, 2007 and ending either the earlier of the option exercise or June 15, 2014, except that the option payments for June 15, 2011 and June 15, 2012 may be made through surface improvements in lieu of a cash payment;

3.

Make annual option payments in cash or surface improvements in lieu of cash payments of $400,000 to Commonwealth Resources, LLC starting June 15, 2015 and ending June 15, 2016, which represent the final two years of the Option Agreement term;

4.	Make annual access lease payments of $60,000 starting June 15, 2007 and continuing for the life of the Option Agreement;
5.	Pay a purchase price of $7,000,000 to Commonwealth Resources, LLC for the ownership of the mineral rights at any time within the seven years of the Option Agreement term, should the Company so elect;

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

5. MINERAL RIGHTS (Continued)

6.	During the Option period, gold ore production must not exceed 100 tons per day;
7.	The Company must pay Commonwealth Resources, LLC a 5% Net Smelter Return on all gold produced during the Option period.
8.	As of December 31, 2010, the Company has prepaid $254,042 of option payments to Commonwealth Resources, LLC.

The Company makes annual payments of $190,000 pursuant to its option agreement with Commonwealth Resources, LLC, a related party. Additions for the period ended December 31, 2010 represent the quarterly allocation of the option payment. The Company has prepaid $254,042 and $294,606 in option payments as of December 31, 2010 and 2009, respectively.

In previous exploration of the Garnet Property, mineralized material in two of Grant Hartford Corporation's mining claims that are under option through Commonwealth Resources, LLC was identified. Subsequently, the Company used these previous exploration results as a basis for current exploration plans.

6. NOTES PAYABLE

Pursuant to the PPM transaction more fully described in Note 8, short-term notes equaling $3,634,688 were satisfied through the issuance of 3,634,688 shares of the Company's no par value common stock.

Pursuant to the PPM transaction more fully described in Note 8, short-term notes equaling $622,750 were satisfied through the issuance of 498,200 shares of the Company's no par value common stock.

Pursuant to the Non-Transferable Convertible Note transaction more fully described in Note 8, notes equaling $271,500 have been converted for 285,789 shares of the Company's no par value common stock.

Accrued interest on the notes totaled $1,876 and $193,788 for the years ended December 31, 2010 and 2009, respectively. These amounts are included in accounts payable and accrued expenses on the balance sheet. The Company settled $193,788 of accrued interest for 196,029 shares of common stock as of December 31, 2010. The Company also settled $116,327 of current interest expense for 112,932 shares of common stock as of December 31, 2010.

The Company had two short-term notes that have not been satisfied with shares of stock for $50,000. As of December 31, 2010, payments have been made on these short-term notes in the amount of $3,829 leaving a balance of $46,171 which is due on or before September 20, 2011 at 12.50%.

7. CAPITAL LEASE PAYABLE

During 2009, the Company entered into a lease for computer software under a capital lease payable in monthly installments of $2,750 with interest of 17.13% and expiring on April 15, 2011. As referenced on the supplemental disclosure of non cash investing and financing activities, the Company capitalized software for $44,000, recorded a prepaid asset for the maintenance agreement for $11,550, and recorded a capital lease payable for $55,550.

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

7. CAPITAL LEASE PAYABLE (continued)

During 2010, the Company entered into a lease for computer software under a capital lease payable in monthly installments of $3,266 with interest of 17.13% and expiring on April 15, 2012. As referenced on the supplemental disclosure of non cash investing and financing activities, the Company capitalized software for $52,250, recorded a prepaid asset for the maintenance agreement for $13,716, and recorded a capital lease payable for $65,966.

The Company is the lessee of multiple computer softwares. The following is a summary of property held under capital leases:

	December 31, 2010	December 31, 2009
Computer software	$ 96,250	$ 44,000
Less: Accumulated amortization	(36,636)	(9,778)
	$ 59,614	$ 34,222

The Company is currently in arrears on their monthly lease payments. As of December 31, 2010, the first lease is behind two months and the second lease is behind eight months. As a result, the current portion of the capital lease payable includes amounts owing for 2010. Minimum future lease payments under the capital leases as of December 31, 2010 for each of the next two years in the aggregate are:

2011	$ 74,578
2012	9,797
Total minimum lease payments	84,375
Less: Amount representing interest	(12,791)
Future net minimum lease payments	$ 71,584

8. EQUITY

Between July 22, 2008 and November 6, 2008, the Company entered into eight Non Transferable Convertible Notes (the "Notes") in the aggregate sum of $271,500. The Notes were entered into pursuant to exempt transactions provided by Section 4(2) of the Securities Act of 1933, as amended. The Company offered the Note holders the option of converting the Notes for shares of the Company's no par value common stock at a purchase price of 95% of the PPM's Unit price dated January 22, 2010, rather than the initial share price quoted on the first day listed on the Over-The-Counter-Bulletin-Board or on the closing date that the election is made. The Notes also had an incentive bonus of 2.5% of the principal amount for in the Company's no par value common stock. Convertible notes and related interest payable totaling $333,724 have been converted for 351,289 shares of the Company's no par value common stock.

Between January 22, 2010 and May 24, 2010, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company offered on a best effort basis, an aggregate of 5,000,000 units, each consisting of one "unregistered and restricted" share of the Company's no par value common stock (the "Shares") and one warrant to purchase an additional "unregistered and restricted" share of the Company's no par value common stock at an exercise price of $1.50 per share, exercisable for two years following the unit purchase (the "Warrants"). Collectively the Shares and Warrants are hereinafter referred to as the "Units" that were offered at a purchase price of $1.00 per Unit (the "Offering"). The Company issued 890,688 units for a total of $890,688 in cash.

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

8. EQUITY (Continued)

On May 24, 2010, the Company entered into the Share Purchase Agreement with Commonwealth Resources, LLC, whereby the Company agreed to issue 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration of $5,000,000, in exchange for mineral rights. This transaction is more fully described in Note 5 of these Financial Statements.

Between September 30, 2010 and February 1, 2011, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering to accredited investors, through its Officers and Directors, on a best efforts basis, an aggregate of 5,600,000 shares of the Company's no par value common stock at a purchase price of $1.25 per common share ("Shares"). The Company issued 283,966 shares for a total of $354,957 in cash.

Warrants

     Warrant transactions are summarized as follows for the period ended:

	December 31, 2009
	Number	Exercise Price
Outstanding, beginning of period	1,030,195	$1.50-$2.00
Granted	0	0.00
Exercised	0	0.00
Expired	0	0.00

Outstanding, end of period	1,030,195

	December 31, 2010
	Number	Exercise Price
Outstanding, beginning of period	1,030,195	$1.50-$2.00
Granted	5,465,313	$1.00-$1.50
Exercised	0	0.00
Expired	(1,030,195)	$1.50-$2.00

Outstanding, end of period	5,465,313

Pursuant to the PPM transaction described above, the Company issued one warrant with each common share issued under a private placement between January 22, 2010 and May 24, 2010. Each warrant is exercisable at $1.50 into one common share of the Company and expire two years from the date of issuance.

The Company has entered into Agreements with two employees to rescind and exchange common stock previously awarded to them. Pursuant to the agreement, the Company has exchanged Common Stock Warrants allowing the purchase of 714,200 shares of the Company's no par value common stock at an exercise price of $1.00 per share in exchange for 357,100 shares of the Company's no par value common stock. The warrants expire on December 31, 2015.

These shares were excluded from diluted earnings per share as their effect would be anti-dilutive.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

9. RELATED PARTY TRANSACTIONS

At December 31, 2010, a total of $682,914 (December 2009 $299,949) is payable to directors and management for services. These outstanding amounts payable are unsecured and non interest bearing with no fixed terms of repayment.

The Company pays for services from Garnet Range Resources, LLC, a related party. These services consist of road maintenance, equipment rental, earth moving services, labor, and other services as needed. For the year ended December 31, 2010, the Company had been billed $203,454 for services (December 2009 $229,564). As of December 31, 2010, the Company had also prepaid for services of $27,914 (December 2009 $31,826). The Company's President and CEO is a 50% owner of Garnet Range Resources, LLC.

The Company also leases a vehicle from Garnet Range Resources, LLC. The lease is for a period of two years starting April 22, 2009. The lease amount for the entire two year period was $4,500, which was due in its entirety at the beginning of the lease. The Company is responsible for providing insurance coverage and all repairs, maintenance and licensing on the vehicle.

Pursuant to the Share Purchase Agreement dated May 24, 2010, the Company purchased various mineral rights from Commonwealth Resources, LLC, a related party. The Company's President, CEO, CFO and Director, Eric Sauve, and the Company's Senior Consultant and NEO, Aaron Charlton, are owners of Commonwealth Resources, LLC. The Company also has an access lease and option to purchase contracts with Commonwealth Resources, LLC. These transactions are more fully described in Note 5, Mineral Rights, of these Financial Statements.

The Company pays for accounting and payroll services from Junkermier, Clark, Campanella, Stevens, PC, a related party. For the year ended December 31, 2010, the Company had been billed $98,157 for services (December 2009 $59,129). The Company's Corporate Secretary and Board Member is an owner of Junkermier, Clark, Campanella, Stevens, PC.

The Company pays for consulting services from Dr. James Sears, a related party. For the year ended December 31, 2010, the Company had been billed $26,934 for services (December 2009 - $13,350). Dr. Sears is on the Company's Board of Directors.

10. INCOME TAXES

The provision for income taxes consists of the following components:

	2010	2009

Current tax:
Federal	$ 0	$ 0
State	50	0
	50	0

Deferred tax (benefit):
Federal	(1,261,783)	(1,019,232)
State	(243,344)	(196,566)
Increase in deferred tax asset valuation allowance	1,505,127	1,215,798
	0	0

	50	0

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

10. INCOME TAXES (Continued)

The deferred tax assets arose in part from the net operating losses incurred by the Company during the respective years. Net operating losses are currently allowed to be carried forward for twenty (20) years and begin to expire on April 15, 2028. The deferred tax liabilities increased due to the timing differences between GAAP and tax treatment of the Company's assets, when they are expensed, the amount of recognizied depreciation, and gain or loss upon disposition.

Deferred tax assets as of December 31, 2010 and December 31, 2009 consist of the following components:

	2010	2009

Deferred tax asset:
Net operating loss carryforwards	$ 2,093,127	$ 1,105,158
Buildings, improvements and equipment	0	689,263

Deferred tax liabilities:
Buildings, improvements and equipment	(158,843)	0

Gross deferred tax asset	1,934,284	1,794,421
Deferred tax asset valuation allowance	(1,934,284)	(1,794,421)

Net deferred tax asset	$ 50	$ 0

11. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

12. OTHER MATTERS

On February 24, 2009, the Company entered into an Agreement with O'Keefe Drilling Company, Inc. (O'Keefe) for a maximum of $1,000,000 in drilling services. Pursuant to the agreement, O'Keefe was entitled to forty percent (40%) of invoiced services in cash and sixty percent (60%) in common stock valued at $1.25 per share which was issued pursuant to an exempted offering.

On May 25, 2010 and pursuant to a Subscription Agreement and Summary upon which the Company relied upon an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company issued O'Keefe an aggregate of 480,000 shares of the Company's no par value common stock at an offering price of $1.25 per share, for a total purchase price of drilling services valued at $600,000. As of May 25, 2010, O'Keefe had performed services valued at $518,037 for a total issuance of 414,430 shares of the Company's no par value common stock. As of August 10, 2010, O'Keefe completed the balance of the contracted services and were issued 65,570 shares of the Company's no par value common stock valued at $81,963.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

12. OTHER MATTERS (Continued)

The Company re evaluated certain agreements with independent contractors and has determined, based on the underlying terms of the agreements, these contractors should have been treated as employees. As such, the Company estimated and recorded a liability of $42,330, receivable of $8,580 and related expense of $33,750 for the total payroll taxes, penalties, and interest related to this change in status as of and for the year ended December 31, 2010. The liability is split between the Company's share that was recorded as an expense, and the employees' shares that was recorded as a receivable.

The Company has engaged Source Capital Group, Inc. ("Source") to serve as its exclusive Placement Agent for a 120 day period beginning on December 6, 2010. The engagement with Source will continue until terminated upon 60 days written notice. Source will assist the Company on a "best efforts" basis through the private placement offering, which began on February 16, 2011. The Company will grant Source a 12 month right of first refusal to act as Placement Agent on future private placements in the event the February 16, 2011 private placement offering is successful. Source is entitled to receive (i) a cash fee equal to 7% or 12% of the gross proceeds received from a private placement offering to institutional investors and retail investors, respectively, and (ii) three-year placement agent warrants equal to 7% of the number of shares sold in the private placement offering exercisable at $1.25 per share, in cash or by cashless exercise, which fees will be reduced by 50% for shares sold directly by the Company. Source is also entitled to a non refundable, non-accountable expense in the amount of $30,000 (which may be increase by $5,000 if outside counsel is required) and reimbursement of out of pocket expenses reasonably incurred in connection with the Placement Agent services rendered. The Company indemnifies Source against certain liabilities that may be incurred in connection with the private placement offering, and, where such indemnification is not available, to contribute to the payments Source may be required to make in respect of such liabilities. The Company has also agreed to pay the commissions described above if any of the Company's securities are sold to an investor introduced to the Company by or through Source within 24 months of the termination of this Offering. The Company has also agreed to pay Source a closing fee of 3.00% of the amount paid or received in kind in any transaction between the Company and any merger, acquisition, or joint venture candidate introduced to the Company by Source. Source is also entitled to a break up fee of 1% of the total financing should Source be terminated during its period of engagement and another financing is consummated.

13. RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the year ended December 31, 2010. These reclassifications are for comparative purposes only and have no effect on net income as originally reported.

14. SUBSEQUENT EVENTS

On February 16, 2011, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering through its Placement Agent, Source Capital Group, Inc. on a best efforts basis, an aggregate of 6,160,000 shares of the Company's no par value common stock at a purchase price of $1.25 per common share ("Shares") for the aggregate offering amount of $7,700,000. As of April 12, 2011, 110,000 shares of the Company's no par value common stock have been issued for $137,500 of cash.