Form 10-K/A
period 2010-12-31
GRANT HARTFORD CORP
filed 2011-04-20
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

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

4. BUILDINGS, IMPROVEMENTS AND EQUIPMENT

Buildings, improvements and equipment consists of the following:

	December 31, 2010	December 31, 2009

Construction in progress	$ 181,104	$ 149,304
Buildings and improvements, net of accumulated depreciation of $205 and $7, respectively.	$ 7,772	$ 6,750
Equipment, net of net of accumulated depreciation of $45,007 and $13,054, respectively.	$ 79,578	$ 59,281

Total	$ 268,454	$ 215,335

5. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value
Garnet, Montana stock issued 06/15/2007	$ 2,375,000	$ 0	$ 2,375,000
Garnet, Montana option payment for 2007	102,917	0	102,917
Garnet, Montana option payment for 2008	190,000	0	190,000
Garnet, Montana option payment for 2009	190,000	0	190,000
Garnet, Montana option payment for 2010	190,000	0	190,000
stock issued 6/24/2010	5,000,000	0	5,000,000

TOTAL			$ 8,047,917

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