Form 10-Q
period 2011-03-31
GRANT HARTFORD CORP
filed 2011-05-20
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 19, 2011, we had outstanding 33,168,760 shares of common stock, no par value.

GRANT HARTFORD CORPORATION
FORM 10-Q

For the quarterly period ended March 31, 2011

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

PART II - Other Information

Signatures	25

ii

ITEM 1.     Financial Statements

GRANT HARTFORD CORPORATION (A Development Stage Company)
FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

REVIEWED FINANCIAL STATEMENTS

Index to Financial Statements

PAGE #
Condensed Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	F-1

Condensed Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited), and Since Inception (March 15, 2007) to March 31, 2011 (Unaudited)	F-2

Condensed Statements of Stockholders' Equity (Deficit) From the Date of Inception (March 15, 2007) Through March 31, 2011 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited), and Since Inception (March 15, 2007) to March 31, 2011 (Unaudited)	F-4

Notes to Condensed Financial Statements	F-5 to F-9

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2011 (Unaudited) AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS

Current Assets
Cash	$ 3,477	$ 1,294
Prepaid option payment: mineral rights	214,342	254,042
Prepaid expenses and deposits	87,469	101,945
Total Current Assets	305,288	357,281
Non-current Assets
Buildings, improvements and equipment, net of accumulated depreciation of $54,439 and $45,212, respectively.	259,227	268,454
Mineral rights	8,095,417	8,047,917
Total Non-current Assets Total Assets	8,354,644 $ 8,659,932	8,316,371 $ 8,673,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$ 1,819,043	$ 1,643,972
Related party short-term notes	70,171	46,171
Due to related parties	703,883	682,914
Capital lease payable	63,677	62,060
Total Current Liabilities	2,656,774	2,435,117

Long-Term Liabilities
Capital lease payable	0	9,524

Total Liabilities	2,656,774	2,444,641

Stockholders' Equity (Deficit)
Preferred Stock: $0.0001 par value per share, 50,000,000 shares authorized, zero issued and outstanding	0	0
Common stock: No par value, 100,000,000 shares authorized, 33,094,487 and 32,947,487 issued and outstanding, respectively	15,345,170	15,161,420
Accumulated deficit - exploration stage	(9,342,012)	(8,932,409)
Total Stockholders' Equity (Deficit)	6,003,158	6,229,011

Total Liabilities and Stockholders' Equity (Deficit)	$ 8,659,932	$ 8,673,652

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Since Inception March 15, 2007 to March 31,
	2011	2010	2011

Revenue	$ 0	$ 0	$ 0

Expenses
Financial conference fees	0	0	31,250
Management fees	163,764	455,522	2,156,253
General and administrative	77,401	148,374	1,226,350
Professional fees	91,048	141,510	1,106,624
Geological and mining expenses	58,776	252,066	4,250,384
Interest Expense	3,820	52,312	337,981
Surface access lease payments	14,794	14,794	233,170

Net loss	$ (409,603)	$ (1,064,578)	$ (9,342,012)
Loss Per Share
Basic and Diluted	$ (0.012)	$ (0.042)	$ (0.409)

Weighted Average Number of shares outstanding:

Basic and Diluted	32,995,313	25,541,219	22,860,237

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
SINCE INCEPTION (MARCH 15, 2007) THROUGH MARCH 31, 2011 (Unaudited)

	Common Stock Number of Shares Issued	Value	Accumulated Deficit-Exploration Stage	Stockholder Equity (Deficit)

Balance: March 15, 2007	0	$ 0	$ 0	$ 0

Common stock issued for cash	1,062,900	426,450		426,450
Common stock issued for mineral rights	14,000,000	1,750,000		1,750,000
Common stock issued to founders	1,135,000	1,135		1,135
Common stock issued in exchange for services	16,000	8,000		8,000
Net loss	0	0	(247,857)	(247,857)

Balance: December 31, 2007	16,213,900	2,185,585	(247,857)	1,937,728

Common stock issued for cash	230,670	184,536		184,536
Common stock issued for mineral rights	5,000,000	625,000		625,000
Common stock issued in exchange for services	5,625	4,500		4,500
Net loss	0	0	(971,066)	(971,066)

Balance: December 31, 2008	21,450,195	2,999,621	(1,218,923)	1,780,698

Net loss	0	0	(3,381,118)	(3,381,118)

Balance: December 31, 2009	21,450,195	2,999,621	(4,600,041)	(1,600,420)

Common stock issued for cash	1,174,654	1,245,6445		1,245,645
Common stock issued for mineral rights	5,000,000	5,000,000		5,000,000
Common stock issued to founders	75,000	71,250		71,250
Common stock converted from debt and interest	351,289	333,724		333,724
Common stock issued in payment of debt and interest	4,376,349	4,505,330		4,505,330
Common stock issued in exchange for services	877,100	1,005,850		1,005,850
Treasury stock purchased and retired	(357,100)	0		0
Net loss	0	0	(4,332,368)	(4,332,368)

Balance: December 31, 2010	32,947,487	15,161,420	(8,932,409)	6,229,011

Common stock issued for cash	147,000	183,750		183,750
Net loss	0	0	(409,603)	(409,603)

Balance: March 31, 2011	33,094,487	$ 15,345,170	$ (9,342,012)	$ 6,003,158

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Since Inception March 15, 2007 to March 31
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (409,603)	$ (1,064,578)	$ (9,342,012)
Adjustments to reconcile net loss to cash from operating activities:
Common stock issued in exchange for services	0	257,100	562,964
Common stock issued in payment of interest expense:	0	27,449	116,327
Depreciation and amortization expense	9,227	29,103	54,439
(Increase)/decrease in prepaid option payment	39,700	(55,200)	(214,342)
(Increase)/decrease in prepaid expenses and deposits	14,476	(37,594)	(62,204)
Increase/(decrease) in accounts payable and accrued expenses	175,071	99,135	2,545,352
Increase/(decrease) in due to related parties	20,969	16,693	699,135
Net cash flows from operating activities	$ (150,160)	$ (727,892)	$ (5,640,341)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of buildings and equipment	0	(51,881)	(217,416)
Investment in mineral rights	(47,500)	(47,500)	(720,417)
Net cash flows from investing activities	(47,500)	(99,381)	(937,833)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on short-term debt	0	0	(14,079)
Proceeds from short-term debt	24,000	280,500	4,341,688
Common stock issued	183,750	522,124	2,040,381
Convertible notes payable	0	0	271,500
Payments on capital lease	(7,907)	(6,766)	(57,839)
Net cash flows from financing activities	199,843	795,858	6,581,651

Change in cash during the period	2,183	(31,415)	3,477

Cash, beginning of period	1,294	63,687	0

Cash, end of period	$ 3,477	$ 32,272	$ 3,477

SUPPLEMENTAL DISCLOSURES
Interest paid	$ 77	$ 1,747	$ 14,154
Income taxes paid	$ 0	$ 0	$ 150

NON-CASH INVESTING AND FINANCING
Common stock issued for mineral rights	$ 0	$ 0	$ 7,375,000
Common stock issued for debt	$ 0	$ 3,043,688	$ 4,528,938
Common stock issued for interest	$ 0	$ 165,465	$ 310,115
Capital leases	$ 0	$ 0	$ 65,966

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of March 31, 2011 and December 31, 2010, the results of its operations and cash flows for the three months then ended and for the period since inception (March 15, 2007) through March 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10 K which was filed with the Securities and Exchange Commission for the year ended December 31, 2010.

The results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year's operation.

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

The Company is in the "Exploration Stage" and is engaged in the exploration of the Garnet mineral property in order to identify the presence of proven/probable reserves. The Company has not begun exploitation of these deposits. As a result, no amounts have been capitalized related to mineral property exploration as of March 31, 2011 and December 31, 2010.

Accumulated mineral property costs are amortized using the units-of production ("UOP") method based on estimated recoverable ounces or pounds in proven and probable reserves.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011

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

There was no loss on impairment for the periods ended March 31, 2011 and 2010.

3. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value
Garnet, Montana stock issued 06/15/2007	$ 2,375,000	$ 0	$ 2,375,000
Garnet, Montana option payment for 2007	102,917	0	102,917
Garnet, Montana option payment for 2008	190,000	0	190,000
Garnet, Montana option payment for 2009	190,000	0	190,000
Garnet, Montana option payment for 2010 stock issued 6/24/2010	190,000 5,000,000	0 0	190,000 5,000,000
Garnet, Montana option payment through 03/31/2011	47,500	0	47,500

TOTAL			$ 8,095,417

The Company makes annual payments of $190,000 pursuant to its option agreement with Commonwealth Resources, LLC, a related party. Additions for the period ended March 31, 2011 represent the quarterly allocation of the option payment. The Company has prepaid $214,342 and $254,042 in option payments as of March 31, 2011 and December 31, 2010, respectively.

4. RELATED PARTY SHORT-TERM NOTES

The Company has three short-term notes with an original principal balance of $74,000. No payments have been made on these short-term notes for the three months ended of March 31, 2011, leaving a balance of $70,171, which is due on or before January 18, 2012 at 12.50%.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011

In previous exploration of the Garnet Property, mineralized material in two of Grant Hartford Corporation's mining claims that are under option through Commonwealth Resources, LLC was identified. Subsequently, the Company used these previous exploration results as a basis for current exploration plans.

5. CAPITAL LEASE PAYABLE

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

The Company is the lessee of multiple computer software. The following is a summary of property held under capital leases:

	March 31, 2011	December 31, 2010
Computer software	$ 96,250	$ 96,250
Less: Accumulated amortization	(44,657)	(36,636)
	$ 51,593	$ 59,614

The Company is currently in arrears on its monthly lease payments. As of March 31, 2011, the first lease is behind one month and the second lease is behind eleven months. As a result, the current portion of the capital lease payable includes amounts owing from prior periods. The balance of the leases is due in April 2011 and, therefore, the entire balance is classified as current.

6. EQUITY

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

On February 16, 2011, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering through its Placement Agent, Source Capital Group, Inc. on a best efforts basis, an aggregate of 6,160,000 shares of the Company's no par value common stock at a purchase price of $1.25 per common share ("Shares") for the aggregate offering amount of $7,700,000. As of March 31, 2011, 147,000 shares of the Company's no par value common stock have been issued for $183,750 of cash.

The Company has 5,465,313 warrants outstanding with exercise prices of between $1.00 and $1.50 as of March 31, 2011 and December 31, 2010 which were excluded from diluted earnings per share as their effect would be anti dilutive.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011

7. RELATED PARTY TRANSACTIONS

At March 31, 2011, a total of $603,200 (December 2010 $609,957) is payable to directors and management for services. These outstanding amounts payable are unsecured and non interest bearing with no fixed terms of repayment.

The Company pays for services from Garnet Range Resources, LLC, a related party. These services consist of road maintenance, equipment rental, earth moving services, labor, and other services as needed. For the three months ended March 31, 2011, the Company had been billed zero$0 for services (December 2010 - $203,454). As of March 31, 2011, the Company had also prepaid for services of $34,014 (December 2010 - $27,914). The Company's President and CEO is a 50% owner of Garnet Range Resources, LLC.

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

Pursuant to the Share Purchase Agreement dated May 24, 2010, the Company purchased various mineral rights from Commonwealth Resources, LLC, a related party. The Company's President, CEO, CFO and Director, Eric Sauve, and the Company's Senior Consultant and NEO, Aaron Charlton, are owners of Commonwealth Resources, LLC. The Company also has an access lease and option to purchase contracts with Commonwealth Resources, LLC. These transactions are more fully described in Note 3, Mineral Rights, of these Financial Statements.

The Company pays for accounting and payroll services from Junkermier, Clark, Campanella, Stevens, PC, a related party. At March 31, 2011, a total of $93,523 (December 2010 $67,047) is payable for accounting services. For the three months ended March 31, 2011, the Company had been billed $26,475 for services (December 2010 $98,157). The Company's Corporate Secretary and Board Member is an owner of Junkermier, Clark, Campanella, Stevens, PC.

The Company pays for consulting services from Dr. James Sears, a related party. At March 31, 2011, a total of $7,160 (December 2010 $5,910) is payable for consulting and director services. For the three months ended March 31, 2011, the Company had been billed zero for services (December 2010 $26,934). Dr. Sears is on the Company's Board of Directors, and is a member of the Audit, Corporate Governance and Compensation Committees.

8. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

9. OTHER MATTERS

The Company engaged Source Capital Group, Inc. ("Source") to serve as its exclusive Placement Agent for a 120 day period beginning on December 6, 2010. The engagement with Source will continue until terminated upon 60 days written notice. Source assisted the Company on a "best efforts" basis through the private placement offering, which began on February 16, 2011. The Company granted Source a 12 month right of first refusal to act as Placement Agent on future private placements in the event the February 16, 2011 private placement offering was successful. Source is entitled to receive (i) a cash fee equal to 7% or 12% of the gross proceeds received from a private placement offering to institutional investors and retail investors, respectively, and (ii) three-year placement agent warrants equal to 7% of the number of shares sold in the private placement offering exercisable at $1.25 per share, in cash or by cashless exercise, which fees will be reduced by 50% for shares sold directly by the Company. Source is also entitled to a non refundable, non-accountable expense in the amount of $30,000 (which may be increase by $5,000 if outside counsel is required) and reimbursement of out of pocket expenses reasonably incurred in connection with the Placement Agent services rendered. The Company indemnified Source against certain liabilities that may be incurred in connection with the private placement offering, and, where such indemnification is not available, to contribute to the payments Source may be required to make in respect of such liabilities. The Company also agreed to pay the commissions described above if any of the Company's securities are sold to an investor introduced to the Company by or through Source within 24 months of the termination of this Offering. The Company also agreed to pay Source a closing fee of 3.00% of the amount paid or received in-kind in any transaction between the Company and any merger, acquisition, or joint venture candidate introduced to the Company by Source. Source is also entitled to a break up fee of 1% of the total financing should Source be terminated during its period of engagement and another financing is consummated.

10. SUBSEQUENT EVENTS

Pursuant to a Private Placement Memorandum (PPM) more fully described in Note 6, 37,200 shares of the Company's no par value common stock have been issued for $46,500 of cash since the quarter ended March 31, 2011.

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

Executive Summary

Our Company is a mineral exploration, development and production company; that is currently in the exploration stage of historically designated mineralized material on the Garnet Mineral Property, located in Missoula, Montana. We have acquired an exclusive option to purchase the mineral rights to 23 patented mineral claims and 122 unpatented mineral claims located within the Garnet Mining District of Granite County, Montana from Commonwealth. We purchased an additional 91 unpatented mining claims and 8 lease hold interests on BLM owned patented mining claims from Commonwealth pursuant to a Share Purchase Agreement dated May 24, 2010. Commonwealth, is owned by Aaron Charlton, Rodney K. Haynes, Kim L. Charlton and Eric Sauve. Mr. Eric Sauve is our president, CEO, CFO, and Director. Mr. Aaron Charlton is our Senior Consultant and NEO. Messrs. Charlton and Sauve are two of the Company's full time employees. Aaron Charlton and Eric Sauve are related parties to our Company, Grant Hartford Corporation.

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

Off Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Mr. Flesher has also prepared the "2011 Grant Hartford Exploration Plan," which sets forth the drilling plan for the 2011 season. Our exploration objectives for 2011 will be designed to further expand our knowledge of mineralized vein structures in the Garnet Mineral Property, bring more mineralized material into a preliminary reserve category to be used in our feasibility study, and to explore the extents of several of the major vein structures as identified by Dr. Sears. We will continue to incorporate the available historic and current mining data on the Garnet Mineral Property into our Vulcan Sub-Surface 3D Mine Modeling Program. We have plans to establish an on-site fire assay laboratory for more efficient field assessment during 2011. Our geologic team plans to open, enter, map and sample as many historic workings as possible, and we anticipate performing geophysical work on the property, which will include running lines along the intrusive contact to discover deposits which may not have surface expression. With an anticipated start date during the second quarter of 2011, we plan to complete 5,000 feet of diamond core drilling in the 2011 season and continue with preliminary mine design for the Willie and Nancy Hanks mineralized zones. Pending the outcome of mine engineering and the completion of our feasibility study, we anticipate beginning mining operations in the third quarter of 2011, subject to further financing.

The Company incurred expenses of $409,603 for the three months ending March 31, 2011. The monthly average expenditure for both capital and expense items in the first quarter of 2011 was approximately $136,534.

EXPENSES	Three Months Ended March 31, 2011 Unaudited)	Six Months Ended June 30, 2011 Estimated
Financial conference fees	$0	$0
Management fees	$163,764	$327,000
General and administrative	$77,401	$145,000
Professional fees	$91,048	$180,000
Geological and mining expenses	$58,776	$300,000
Interest expense	$3,820	$7,600
Surface access lease payments	$14,794	$30,000
Total	$409,603	$989,600

The Company anticipates incurring expenses of $989,600 for the six month period ending June 30, 2011 reflecting the anticipated start of our 2011 Exploration Season, completion of our feasibility study and the preparation to begin mining operations in two locations on our Garnet Mineral Property. The monthly average expenditure for both capital and expense items during the six month period ending June 30, 2011 is estimated to be approximately $164,933. The Company anticipates completing the feasibility study, continuing the mapping project on our property, establishing an on-site fire assay laboratory and beginning underground mining operations during the fiscal year ending December 31, 2011 and we estimate our operating expenses will increase to approximately $5,000,000 during the fiscal year ending December 31, 2011.

(b)   Management Discussion and Analysis of Financial Condition.

Liabilities	At March 31, 2011	At December 31, 2010
Accounts payable and accrued expenses	$1,819,043	$1,643,972
Short-term notes	$70,171	$46,171
Due to related parties	$703,883	$682,914
Capital lease payable	$63,677	$62,060
Long-term capital lease payable	$0	$9,524
Total Liabilities	$2,656,774	$2,444,641

As at March 31, 2011, we had total liabilities of $2,656,774 as compared to total liabilities of $2,444,641 at December 31, 2010, representing an overall increase of $212,133 or approximately 9%. This increase was due primarily to an increase in accounts payable and accrued expenses of $175,071 or approximately 11%, and an increase in the amount due to related parties by $20,969 or approximately 3%. These increases were due to the increased work load required of management and our various contractors and consultants in order to carry out our plan of operations while we did not have adequate capacity to pay for these services.

Stockholders' Equity (Deficit)	At March 31, 2011	At December 31, 2010
Accumulated deficit - exploration stage	$(9,342,012)	$(8,932,409)
Total Stockholders' Equity (Deficit)	$6,003,158	$6,229,011

As compared to the period ended December 31, 2010, the Company's accumulated deficit increased by $409,603, or approximately 4.6%, during the three months period ended March 31, 2011, which accounts for the net losses for the period, which are further described in the operating loss section set forth above. As compared to the fiscal year ended December 31, 2010, the Company's total stockholders' equity decreased by $225,853, or approximately 3.6%, during the three months period ended March 31, 2011. This decrease is primarily due to the increased operating losses through March 31, 2011, which we were unsuccessful in offsetting through the efforts of our Placement Agent's, and management's, sales of our common stock through our current Private Placement Memorandum more fully described in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Form 10-Q.

Income Taxes

For the period from inception March 15, 2007 through March 31, 2011, we paid $150 in income taxes.

Results of Operations - Three months period ended March 31, 2011.

Revenues

As of the three months period ended March 31, 2011, we did not generate any revenues as compared to generating no revenues for the three months period ended March 31, 2010. For the fiscal year ending December 31, 2011, management plans to satisfy our cash requirements and working capital needs through completing private placements of debt or equity offerings, and/ or through the identification and entering into arrangements with strategic partners, in order to proceed with the necessary exploration and development of the Garnet Mineral Property.

Operating Loss

EXPENSES	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Financial conference fees	$0	$0
Management fees	$163,764	$455,522
General and administrative	$77,401	$148,374
Professional fees	$91,048	$141,510
Geological and mining expenses	$58,776	$252,066
Interest expense	$3,820	$52,312
Surface access lease payments	$14,794	$14,794
Total	$(409,603)	$(1,064,578)

As of the three months period ended March 31, 2011, we incurred a net loss of ($409,603), as compared to a net loss of ($1,064,578) for the three months period ended March 31, 2010, a decrease of $654,975 representing an approximate 61.5% decrease in net losses. This net decrease in operating losses was a result of the Company decreasing its expenses and fees while it lacked the capacity to pay for its previously estimated expenses and fees. Management fees decreased by $291,758 or approximately 64% as a result of the absence of the stock compensation bonuses awarded to the Company's Vice Presidents of Corporate Finance and Marketing during the first quarter of 2010 and through the elimination of the Vice President of Marketing position. General and administrative costs decreased by $70,973 or approximately 48%, and professional fees decreased by $50,462 or approximately 36%, which were attributable to management's conservation of expenditures. Geological and property expenses decreased by $193,290 or approximately 77%, which was primarily due to a decrease in mine and mill site planning by CDM Constructors, Inc., the firm providing support services for mine and mill development on the Garnet Mineral Property. Interest expenses decreased by $48,492 or approximately 93%, which was due to a decrease in the Company's need to enter into short term debt instruments for the purposes of carrying out the plan of operations during the first quarter of 2011. Surface access lease payments represented no change. We estimate our operating expenses will increase during the fiscal year ending December 31, 2011 to $5,000,000. The increase will be attributable to fulfilling the terms of employment agreements with the Company's President, Eric Sauve, the Company's Senior Consultant, Aaron Charlton in which their salaries increase by six percent (6%), from $16,854 to $17,865 on June 30, 2011 and the continuation of the increase in monthly salary of $12,500, to our Vice President of Marketing and Finance, BJ Ambrose, the completion of our feasibility study, funding our 2011 Exploration Season, continuing the mapping project on our property, establishing an on-site fire assay laboratory and beginning mining operations in two locations on the Garnet Mineral Property.

Liquidity and Financial Resources

We had working capital of ($2,351,486) at March 31, 2011, compared to working capital of ($2,077,836) at December 31, 2010. For the three months period ended March 31, 2011, net cash used in operating activities was ($150,160), as compared to the three months period ended March 31, 2010 of ($727,892). For the three months period ended March 31, 2011, net cash used in investing activities was ($47,500), as compared to ($99,381) of net cash used in investing activities in the three months period ended March 31, 2010. For the three months period ended March 31, 2011, financing activities provided $199,843 as a result of the Company entering into a limited number of short term debt instruments and through the sale of our common stock pursuant to the Exempt Offerings, which is further described under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds section of this Form 10-Q, as compared to the three months period ended March 31, 2010, financing activities provided $795,858 as a result of the Company entering into Promissory Notes and through the sale of our common stock pursuant to the Exempt Offering dated January 2010 as more fully described in our Form 10-K for the fiscal year ending December 31, 2010. Net cash for the three months period ended March 31, 2011 increased by $2,183 as compared to a decrease of ($31,415) for the three months period ended March 31, 2010. At the three months period ended March 31, 2011, we had cash of $3,477.

From the date of the incorporation of March 15, 2007 through March 31, 2011, we have paid services valued at $1,018,350 through the issuance of 898,725 common shares, have raised an aggregate of $2,040,381 in cash through the issuance of 2,615,224 common shares, and paid debt of $4,839,054, which included interest resulting from the Company's short-term notes, through the issuance of the Company's no par value common stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer/ Chief Financial Officer for the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011.

Management's Report on Internal Control over Financial Reporting

Our management, in combination with our Board of Directors Audit and Corporate Governance Committees, are responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. During the first quarter ending March 31, 2011, we formed and authorized the Audit, Corporate Governance and Compensation Committees of our Board of Directors for the purposes of assisting management with the Company's internal controls over financial reporting. These committees have not yet begun to implement their respective operations, therefore the changes that occurred during the period covered by this report, have not materially affected, and are reasonably not likely to materially affect the Company's internal controls over financial reporting.

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

2:    We will require additional funding.

As of March 31, 2011, we had cash in the amount of $3,477. We currently anticipate incurring expenses of approximately $5,000,000 for the fiscal year ending December 31, 2011, which we plan to use in order to complete our feasibility study, fund our 2011 Exploration Season, continue the mapping project on our property, establish an on-site fire assay laboratory, and begin mining operations in two locations on our Garnet Mineral Property. We will require additional financing in order to begin and complete our current plans for the 2011 exploration season and may require additional financing for future phases on our Garnet Mineral Property. We currently do not have any operations and have no income. Our business plan calls for significant exploration expenses. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. In the event that our exploration programs are successful in sufficiently estimating the mineralized material continuity between drill holes and we exercise our mineral claim purchase option, we may require additional funds in order to place the patented and unpatented mining claims into the development and commercial production stages. We currently do not have any finalized arrangements for financing and we may not be able to obtain financing when required and on favorable terms. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other metallic minerals and the costs of exploring for, developing and producing these materials. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations.

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

6:   We are a new company with limited operating history.

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

Potential investors should be aware of the difficulties normally encountered by exploration stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration stage. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The exploration stage also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure, or against which we may elect not to insure. In addition, there is no assurance that the expenditures to be made by us in the exploration of the mineral claims will result in determining the existence of proven/probable reserve deposits. Problems such as unusual or unexpected formations and other conditions are involved in exploration and often

136

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

The Company has been doing preliminary exploratory work on one (1) patented mining claim referred to as the, Grant and Hartford patented mining claim, ms# 7327, for the purpose of potentially acquiring the mineral rights. As of the date of this Form 10-Q, the Grant and Hartford mining claim is not included in the Company's optioned, nor purchased, mineral rights. In the event we are unable to obtain the mineral rights to the Grant and Hartford mining claim, we will be unable to proceed with our exploration activities on the claim and will lose the value of our exploration results that we have already completed on the claim area. In addition, in the event we are unable to obtain the mineral rights, we may be unable to recover the expenditure of time and money devoted to the exploration, which would have an adverse effect on the implementation of our business plan and potential revenues.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

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

On February 16, 2011, pursuant to a private placement of our common stock, upon which we relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering through our Placement Agent, Source Capital, and our Officers and Directors, on a "best efforts basis", an aggregate of 6,160,000 shares of common stock at a purchase price of $1.25 per share. As of May 18, 2011,

184,200 shares were purchased for aggregate proceeds of $230,250 by 17 accredited investors.

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

Use of Proceeds From Registered Securities

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

None

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

GRANT HARTFORD CORPORATION
Registrant

Date:     May   , 2011

By:   /s/ Eric Sauve
        Eric Sauve
        President, Chief Executive Officer, Chief Financial Officer and Director

Date:     May   , 2011

By:   /s/ David Gilmer
        David Gilmer
        Secretary/Treasurer and Director