Form 10-Q
period 2011-06-30
GRANT HARTFORD CORP
filed 2011-08-22
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 9, 2011, the registrant had outstanding 33,269,385 shares of common stock, no par value per share.

GRANT HARTFORD CORPORATION
FORM 10-Q

For the quarterly period ended June 30, 2011

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

PART II - Other Information

Signatures	28

ii

ITEM 1.     Financial Statements

GRANT HARTFORD CORPORATION
(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS
June 30, 2011

REVIEWED FINANCIAL STATEMENTS

Index to Financial Statements

PAGE #
Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	F-1

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited), and Since Inception (March 15, 2007) through June 30, 2011 (Unaudited)	F-2

Condensed Statements of Stockholders' Equity (Deficit) From the Date of Inception (March 15, 2007) Through June 30, 2011 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited), and Since Inception (March 15, 2007) to June 30, 2011 (Unaudited)	F-4 to F-5

Notes to Financial Statements	F-6 to F-10

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2011 (Unaudited) AND DECEMBER 31, 2010

	(Unaudited) June 30, 2011	December 31, 2010

ASSETS

Current Assets
Cash	$ 156,221	$ 1,294
Prepaid option payment: mineral rights	116,842	254,042
Prepaid expenses and deposits	123,944	101,945
Total Current Assets	397,007	357,281
Non-current Assets
Buildings, improvements and equipment, net of accumulated depreciation of $64,119 and $45,212, respectively.	254,087	268,454
Mineral rights	8,142,917	8,047,917
Total Non-current Assets Total Assets	8,397,004 $ 8,794,011	8,316,371 $ 8,673,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$ 1,834,710	$ 1,643,972
Capital lease payable	60,965	62,060
Short-term notes	480,000	0
Related party short-term notes	78,671	46,171
Due to related parties	799,951	682,914
Total Current Liabilities	3,254,297	2,435,117

Long-Term Liabilities
Capital lease payable	0	9,524

Total Liabilities	3,254,297	2,444,641

Stockholders' Equity (Deficit)
Preferred Stock: $0.0001 par value per share, 50,000,000 shares authorized, zero issued and outstanding	0	0
Common Stock: No par value; 100,000,000 shares authorized, 33,263,887 and 32,947,487 issued and outstanding, respectively	15,512,948	15,161,420
Accumulated deficit - exploration stage	(9,973,234)	(8,932,409)
Total Stockholders' Equity (Deficit)	5,539,714	6,229,011

Total Liabilities and Stockholders' Equity (Deficit)	$ 8,794,011	$ 8,673,652

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception March 15, 2007 to June 30,
	2011	2010	2011	2010	2011

Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

Expenses
Financial conference fees	0	0	0	0	31,250
Management fees	164,982	132,940	328,746	588,462	2,312,235
General and administrative	111,309	148,745	188,710	297,119	1,337,659
Professional fees	67,366	107,124	158,414	248,634	1,173,990
Geological and mining expenses	269,374	553,508	328,150	805,574	4,519,758
Interest Expense	3,232	49,198	7,052	101,510	341,213
Surface access lease payments	14,959	14,959	29,753	29,753	248,129

Net loss	$ (631,222)	$ (1,006,474)	$ (1,040,825)	$ (2,071,052)	$ (9,973,234)
Loss Per Share
Basic and Diluted	$ (0.019)	$ (0.038)	$ (0.031)	$ (0.083)	$ (0.425)

Weighted Average Number of shares outstanding:

Basic and Diluted	33,199,834	26,585,944	33,098,139	24,966,389	23,460,303

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
SINCE INCEPTION (MARCH 15, 2007) THROUGH JUNE 30, 2011 (Unaudited)

	Common Stock Number of Shares Issued	Value	Accumulated Deficit-Exploration Stage	Stockholder Equity (Deficit)

Balance: March 15, 2007	0	$ 0	$ 0	$ 0

Common stock issued for cash	1,062,900	426,450		426,450
Common stock issued for mineral rights	14,000,000	1,750,000		1,750,000
Common stock issued to founders	1,135,000	1,135		1,135
Common stock issued in exchange for services	16,000	8,000		8,000
Net loss	0	0	(247,857)	(247,857)

Balance: December 31, 2007	16,213,900	2,185,585	(247,857)	1,937,728

Common stock issued for cash	230,670	184,536		184,536
Common stock issued for mineral rights	5,000,000	625,000		625,000
Common stock issued in exchange for services	5,625	4,500		4,500
Net loss	0	0	(971,066)	(971,066)

Balance: December 31, 2008	21,450,195	2,999,621	(1,218,923)	1,780,698

Net loss	0	0	(3,381,118)	(3,381,118)

Balance: December 31, 2009	21,450,195	2,999,621	(4,600,041)	(1,600,420)

Common stock issued for cash	1,174,654	1,245,645		1,245,645
Common stock issued for mineral rights	5,000,000	5,000,000		5,000,000
Common stock issued to founders	75,000	71,250		71,250
Common stock converted from debt and interest	351,289	333,724		333,724
Common stock issued in payment of debt and interest	4,376,349	4,505,330		4,505,330
Common stock issued in exchange for services	877,100	1,005,850		1,005,850
Treasury stock purchased and retired	(357,100)	0		0
Net loss	0	0	(4,332,368)	(4,332,368)

Balance: December 31, 2010	32,947,487	$ 15,161,420	$ (8,932,409)	$ 6,229,011

Warrants issued		22,182		22,182
Common stock issued for cash, net of issuance costs	316,400	329,346		329,346
Net loss	0	0	(1,040,825)	(1,040,825)

Balance: June 30, 2011	33,263,887	$ 15,512,948	$ (9,973,234)	$ 5,539,714

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,		Since Inception March 15, 2007 to June 30
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (1,040,825)	$ (2,071,052)	$(9,973,234)
Adjustments to reconcile net loss to cash from operating activities:
Common stock and warrants issued in exchange for services	10,658	257,100	573,622
Common stock issued in payment of interest expense	0	71,095	116,327
Depreciation and amortization expense	18,907	16,075	64,119
(Increase)/decrease in prepaid option payment	137,200	(15,079)	(116,842)
(Increase)/decrease in prepaid expenses and deposits	(21,999)	(79,688)	(98,679)
Increase/(decrease) in accounts payable and accrued expenses	190,738	555,728	2,561,019
Increase/(decrease) in due to related parties	117,037	66,734	795,203
Net cash flows from operating activities	$ (588,284)	$ (1,199,087)	$ (6,078,465)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of buildings and equipment	(4,540)	(33,020)	(221,956)
Investment in mineral rights	(95,000)	(95,000)	(767,917)
Net cash flows from investing activities	(99,540)	(128,020)	(989,873)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on short-term debt	0	0	(14,079)
Proceeds from short-term debt	512,500	405,500	4,830,188
Common stock issued, net of issuance costs	340,870	890,688	2,197,501
Convertible notes payable	0	0	271,500
Payments on capital lease	(10,619)	(25,743)	(60,551)
Net cash flows from financing activities	842,751	1,270,445	7,224,559

Change in cash during the period	154,927	(56,662)	156,221

Cash, beginning of period	1,294	63,687	0

Cash, end of period	$ 156,221	$ 7,025	$ 156,221

SUPPLEMENTAL DISCLOSURES
Interest paid	$ 2,866	$ 6,570	$ 16,904
Income taxes paid	$ 0	$ 0	$ 150

NON-CASH INVESTING AND FINANCING
Common stock issued for mineral rights	$ 0	$ 5,000,000	$ 7,375,000
Common stock and warrants issued for debt services	$ 22,182	$ 3,906,188	$ 4,551,120
Common stock issued for interest	$ 0	$ 287,961	$ 310,115
Capital leases	$ 0	$ 65,966	$ 121,516

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of June 30, 2011 and December 31, 2010, and the results of its operations and cash flows for the six months then ended and for the period since inception (March 15, 2007) through June 30, 2011.

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

The results of operations and cash flows for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year's operation.

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

The Company is in the "Exploration Stage" and is engaged in the exploration of the Garnet mineral property in order to identify the presence of proven/probable reserves. The Company has not begun exploitation of these deposits. As a result, no amounts have been capitalized related to mineral property exploration as of June 30, 2011 and December 31, 2010.

Accumulated mineral property costs are amortized using the units of production ("UOP") method based on estimated recoverable ounces or pounds in proven and probable reserves.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Mining assets, including mineral rights and mine development, are also periodically assessed for impairment in accordance with FASB ASC 360-10 and FASB ASC 930-360-35.

There was no loss on impairment for the periods ended June 30, 2011 and December 31, 2010.

3. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value
Garnet, Montana stock issued 06/15/2007	$ 2,375,000	$ 0	$ 2,375,000
Garnet, Montana option payment for 2007	102,917	0	102,917
Garnet, Montana option payment for 2008	190,000	0	190,000
Garnet, Montana option payment for 2009	190,000	0	190,000
Garnet, Montana option payment for 2010 stock issued 6/24/2010	190,000 5,000,000	0 0	190,000 5,000,000
Garnet, Montana option payment through 6/30/2011	95,000	0	95,000

TOTAL			$ 8,142,917

The Company makes annual payments of $190,000 pursuant to its option agreement with Commonwealth Resources, LLC, a related party. Additions for the period ended June 30, 2011 represent the quarterly allocation of the option payment. The Company has prepaid $116,842 and $254,042 in option payments as of June 30, 2011 and December 31, 2010, respectively.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

4. RELATED PARTY SHORT-TERM NOTES

The Company has three short-term notes with an original principal balance of $74,000. No payments have been made on these short-term notes for the six months ended June 30, 2011, leaving a balance of $70,171, which is due on or before January 18, 2012 at the annual rate of 12.50%.

The Company has one short-term note from Robert Sanders, a member of its Board of Directors, and the Chairman of the Audit, Corporate Governance and Compensation Committees of the Board of Directors, with an original principal balance of $8,500, which was due in full on or before April 28, 2011. No payments have been made on this short term-note for the six months ended June 30, 2011, leaving a balance of $8,500, accruing interest at a rate of 20% per annum, or 0.06% per day. On April 28, 2011, pursuant to the terms of the note, the Company issued 10,000 Penalty Warrants valued at $10,658 to purchase the Company's no par value common stock with an exercise price of $1.25 per share. The Penalty Warrants include a cashless exercise option.

5. SHORT-TERM NOTES

In June of 2011, the Company received $480,000 in anticipation of a short-term note payable to be drafted in July of 2011. No payments have been made on this short-term note for the six months ended June 30, 2011, leaving a balance of $480,000 at June 30, 2011. See Note 11 for the full terms of this note signed in July of 2011.

6. CAPITAL LEASE PAYABLE

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

The Company is the lessee of multiple computer software. The following is a summary of property held under capital leases:

	June 30, 2011	December 31, 2010

Computer Software	$ 96,250	$ 96,250
Less: Accumulated amortization	(52,678)	(36,636)
	$ 43,572	$ 59,614

The Company is currently in arrears on its monthly lease payments. As of June 30, 2011, the lease is behind fourteen months. As a result, the current portion of the capital lease payable includes amounts owing from prior periods.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

7. EQUITY

Between February 16, 2011 and May 17, 2011, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company offered through its Placement Agent, Source Capital Group, Inc. on a best efforts basis, an aggregate of 6,160,000 shares of the Company's no par value common stock at a purchase price of $1.25 per common share ("Shares") for the aggregate offering amount of $7,700,000. The Company issued 316,400 shares for $395,500 in cash, of which $66,154 went toward issuance costs.

The Company has 5,486,807 and 5,465,313 warrants outstanding with exercise prices of between $1.00 and $1.50 as of June 30, 2011 and December 31, 2010, respectively, which were excluded from diluted earnings per share as their effect would be anti-dilutive.

Warrants

Management has valued the warrants at their date of grant utilizing the Black-Scholes Option Pricing Model. Since there is a limited public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties. Further, the excepted volatility was calculated using the average of historical volatility of two similar public entities in the gold mining industry in accordance with Question 6 of SAB Topic 14.D.1. In making this determination and finding other similar companies, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities. Based on the exploration stage of the Company, similar companies with enough historical data are rare, however, the Company was able to find two entities that met the industry criterion and as a result have based its expected volatility off an average of these companies' historical stock prices for a period similar to the expected term of the option. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the warrants depending on the date of the grant and expected life of the warrants. The expected life of warrants used was based on the contractual life of the option granted. The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

Period ended June 30,2011

Expected dividend yield	0.00%
Expected stock price volatility	140.39%
Risk-free interest rate	1.36%
Expected life of options	3.78 years

During the six months ended June 30, 2011, the Company granted stock warrants to its investors and lenders to purchase an aggregate of 21,494 shares of the Company's common stock at an exercise price of $1.25 per share. The warrants have expiration dates through 2014 and 2015, and have contractual lives of 3 and 4.67 years. The total value of warrants granted during the six months ended June 30, 2011 was $22,182 and was recorded against common stock as issuance cost.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

7. EQUITY (Continued)

A summary of outstanding warrants at June 30, 2011 and December 31, 2010 is presented below.

Six months ended June 30,2011

Warrants outstanding, beginning of year	5,465,313
Granted	21,494
Warrants outstanding, as of 6/30-11	5,486,807

Granted stock warrants:
	# of shares outstanding and exercisable	Price	Expiration
January 22, 2010-May 24, 2010	4,751,113	$ 1.50	24 months-May 24, 2012
December 31, 2010	714,200	$ 1.00	60 months-December 31, 2015
April 28, 2011	10,000	$ 1.25	56 months-December 31, 2015
June 30, 2011	11,494	$ 1.25	36 months-June 30, 2014
	5,486,807	$ 1.00-1.50

8. RELATED PARTY TRANSACTIONS

At June 30, 2011, a total of $683,885 (December 2010 - $609,957) is payable to directors and management for services. These outstanding amounts payable are unsecured and non interest bearing with no fixed terms of repayment.

The Company pays for services from Garnet Range Resources, LLC, a related party. These services consist of road maintenance, equipment rental, earth moving services, labor, and other services as needed. For the six months ended June 30, 2011, the Company had been billed $0 for services (December 2010 - $203,454). As of June 30, 2011, the Company had also prepaid for services of $36,411 (December 2010 - $27,914). The Company's President and CEO is a 50% owner of Garnet Range Resources, LLC.

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

The Company pays for accounting and payroll services from Junkermier, Clark, Campanella, Stevens, PC, a related party. At June 30, 2011, a total of $107,656 (December 2010 - $67,047) is payable for accounting services. For the six months ended June 30, 2011, the Company had been billed $44,609 for services (December 2010 - $98,157). The Company's Corporate Secretary and Board Member is an owner of Junkermier, Clark, Campanella, Stevens, PC.

8. RELATED PARTY TRANSACTIONS (Continued)

The Company pays for consulting services from Dr. James Sears, a related party. At June 30, 2011, a total of $8,410 (December 2010 - $5,910) is payable for consulting and director services. For the six months ended June 30, 2011, the Company had been billed $2,500 for services (December 2010 - $26,934). Dr. Sears is on the Company's Board of Directors and is a member of the Audit, Corporate Governance and Compensation Committees.

9. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

10. OTHER MATTERS

The Company engaged Source Capital Group, Inc. ("Source") to serve as its exclusive Placement Agent for a 120 day period beginning on December 6, 2010, and ending on June 4, 2011, pursuant to the written termination dated May 18, 2011. Source assisted the Company on a "best efforts" basis through the private placement offering, which began on February 16, 2011 and ended on May 17, 2011. The Company granted Source a 12 month right of first refusal to act as Placement Agent on future private placements in the event the February 16, 2011 private placement offering was successful. Source is entitled to receive (i) a cash fee equal to 7% or 12% of the gross proceeds received from a private placement offering to institutional investors and retail investors, respectively, and (ii) three-year placement agent warrants equal to 7% of the number of shares sold in the private placement offering exercisable at $1.25 per share, in cash or by cashless exercise, which fees were reduced by 50% for shares sold directly by the Company. Source was also entitled to a non refundable, non-accountable expense in the amount of $30,000 (which could be increase by $5,000 if outside counsel was required) and reimbursement of out of pocket expenses reasonably incurred in connection with the Placement Agent services rendered. The Company indemnified Source against certain liabilities that may be incurred in connection with the private placement offering, and, where such indemnification is not available, to contribute to the payments Source may be required to make in respect of such liabilities. The Company also agreed to pay the commissions described above if any of the Company's securities are sold to an investor introduced to the Company by or through Source within 24 months of the termination of this Offering. The Company also agreed to pay Source a closing fee of 3.00% of the amount paid or received in-kind in any transaction between the Company and any merger, acquisition, or joint venture candidate introduced to the Company by Source. Source was also entitled to a break up fee of 1% of the total financing should Source be terminated during its period of engagement and another financing is consummated. During the contract term, a total of 316,400 shares of the Company's no par value common stock valued at $395,500, of which $66,154 went toward issuance costs, were sold and issued through the Company's efforts resulting in commissions to Source of $24,630, of which $21,080 is payable at June 30, 2011, and the issuance of 11,494 warrants valued at $11,524 to purchase the Company's no par value common stock with a cashless exercise option and an exercise price of $1.25 per share.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

11. SUBSEQUENT EVENTS

On July 21, 2011, the Company's shareholders approved the filing of Amended and Restated Articles of Incorporation, which reversed the effects of the previous amendment dated July 13, 2010 that was pursuant to the terms of the PPM dated July 13, 2010. The amendment removed the Preemptive and other special voting rights previously afforded to the holders of the Company's $0.0001 par value Series A Preferred Stock that was set forth in the amendment dated July 13, 2010.

On July 21, 2011, pursuant to a vote of the Board of Directors, the Company extended the expiration date on all issued and previously issued warrants to July 31, 2012. This extension applies to both warrants currently outstanding and warrants that have previously expired.

On July 22, 2011, the Company signed the Production Loan and Consolidated Payment Agreement, which included a short-term note for an amount up to $1,250,000 of which $480,000 has been advanced to the Company as of June 30, 2011. No payments have been made on this short-term note for the six months ended June 30, 2011, leaving a balance of $480,000, which is due in full no later than November 30, 2012, at the annual rate of 10% with a cash bonus of $125,000 due at maturity. The cash bonus will be reduced to $75,000 if paid on or before August 31, 2011. Furthermore, in consideration of the making of the loan and in recognition of the significant risk to the lender in doing so, the Company will issue 125,000 shares of the Company's no par value common stock. On July 21, 2011, pursuant to a vote of the Board of Directors, the Company acquired certain assets and liabilities from GRR, which included a total of $211,580 due to Roland Schumacher for heavy equipment rentals used by GRR on the Company's Garnet Mineral Property. The terms of the Production Loan and Consolidated Payment Agreement included the payment of this $211,580 liability from GRR through the issuance 169,264 shares of the Company's no par value common stock valued at $211,580.

On July 22, 2011, the Company signed the Agreement to Purchase And Sell Equipment in the amount of $703,450. Of the total purchase price, the Company will issue 107,240 shares of the Company's no par value common stock valued at $134,050. As of June 30, 2011, the Company made payments toward the total purchase price totaling $69,050, leaving a balance of $500,350, which bears an annual interest rate of 6.5% and shall be paid from 18.75% of the net mill receipts from the anticipated underground mining operations at the Nancy Hanks mine site.

Between July 27, 2011 and August 15, 2011, the Company received $348,200 for 174,100 shares.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q and the documents incorporated in it by reference contain forward-looking statements that involve known and unknown risks and uncertainties. Examples of forward-looking statements include: projections of capital expenditures, competitive pressures, revenues, growth prospects, product development, financial resources and other financial matters. You can identify these and other forward-looking statements by the use of words such as "may," "will," "should," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or the negative of such terms, or other comparable terminology.

Our ability to predict the results of our operations or the effects of various events on our operating results is inherently uncertain. Therefore, we caution you to consider carefully the matters described under the caption "Risk Factors" and certain other matters discussed in this Form 10-Q, the documents incorporated by reference in this Form 10-Q, and other publicly available sources. These factors and many other factors beyond the control of our management could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by the forward-looking statements.

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

Off Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Our current plan of operation for 2011 is to continue mineralized material shipments from the Lead King site to the Golden Sunlight Mill; continue conducting exploration activities on the Willie Lode Mining Claim mmc#210813, Lead King Quartz Lode Mining Claim ms#4511, Nancy Hanks Lode Mining Claim, ms#5365, Tostman Prospecting Lease ms#7514, and the Grant and Hartford Mining Claim ms#7327 to continue to establish continuity between drill holes of mineralized material found on those claims; to continue drill and surface sampling in the contact and Coloma zones; to continue exploring the remaining patented and unpatented mining claims in order to designate additional mineralized material; to continue with mapping activities on the entire Garnet Mineral Property; continue preparations to begin underground mining operations at the Nancy Hanks mine site, which began during the second quarter of 2011; and to proceed with the preparation of our amended feasibility study. Our 2010 exploration program was designed to expand on drill results from 2008 and 2009, as well as results from Pegasus' exploration project, which identified 16 different areas of high grade mineralized material. We currently hold a Small Miners Exclusion Statement (#46-032) issued by the State of Montana which allows us to mine an unlimited amount within a five acre area of surface disturbance. We also hold an Exploration License (#00545), which has been issued by the State of Montana.

We completed the 2010 drilling season on December 7, 2010 and J. Robert Flesher, our Vice President of Mining and Geology, has prepared the "Grant Hartford Corp., Garnet Project, Geology and Exploration Report for 2010," which details the results from the 2010 drilling season. The 2010 exploration drill program targeted the completion of 66 reverse circulation drill holes and 4 core holes totaling 34,858 feet and 1,699 feet, respectively. The plans included continued evaluation of the northwest and down dip extensions of the Nancy Hanks vein system, down dip and lateral extensions of the Willie vein system, the Nancy Hanks pit area, and continued definition of the Tostman vein system. Additionally, plans were made to examine the Coloma district and the Lead King vein systems. Our 2010 drilling season results assisted us in being able to add significantly to the overall tonnage and grade estimate, as well as to near the completion of our amended feasibility study, which we anticipate finalizing during the third quarter of 2011. This drilling, our 2008 and 2009 drill results, along with previous historical drill programs, are being used to create both pit and underground mineralized material resource models using Vulcan 3-D modeling software.

Mr. Flesher has also prepared the "2011 Grant Hartford Exploration Plan," which sets forth the drilling plan for the 2011 season. Our exploration objectives for 2011 will be designed to further expand our knowledge of mineralized vein structures in the Garnet Mineral Property, bring more mineralized material into a preliminary reserve category to be used in our amended feasibility study, and to explore the extents of several of the major vein structures as identified by Dr. Sears. We will continue to incorporate the available historic and current mining data on the Garnet Mineral Property into our Vulcan Sub-Surface 3D Mine Modeling Program. We have plans to establish an on-site fire assay laboratory for more efficient field assessment during 2011. Our geologic team plans to open, enter, map and sample as many historic workings as possible, and we anticipate performing geophysical work on the property, which will include running lines along the intrusive contact to discover deposits which may not have surface expression. With an anticipated start date during the second quarter of 2011, we plan to complete 5,000 feet of diamond core drilling in the 2011 season and continue with preliminary mine design for the Willie and Nancy Hanks mineralized zones. Subject to further financing and pending the continued shipment of mineralized material to the Golden Sunlight Mill from the Lead King site; and coinciding with the completion of our surface preparation, construction of the mine portal and preparation of the underground decline, along with the completion of our amended feasibility study, we anticipate beginning underground mining operations on the Nancy Hanks mine site in the third quarter of 2011.

The Company incurred expenses of $1,040,825 for the six months ending June 30, 2011. The monthly average expenditure for both capital and expense items in the first six months of 2011 was approximately $173,470.

EXPENSES	Six Months Ended June 30, 2011 Unaudited)	Nine Months Ended September 30, 2011 Estimated
Financial conference fees	$0	$0
Management fees	$328,746	$500,000
General and administrative	$188,710	$285,000
Professional fees	$158,414	$400,000
Geological and mining expenses	$328,150	$2,343,000
Interest expense	$7,052	$10,000
Surface access lease payments	$29,753	$44,753
Total	$1,040,825	$3,582,753

The Company anticipates incurring expenses of $3,582,753 for the nine month period ending September 30, 2011 reflecting the following activities on the Garnet Mineral Property: 1) the 2011 Exploration Season continuing into the third quarter; 2) continuing the mineralized material shipments from the Lead King site to the Golden Sunlight Mill, which began in July, 2011 and will continue into the fourth quarter, 2011; and 3) continued preparations to begin underground mining operations at the Nancy Hanks mine site, which began during the second quarter of 2011, and are anticipated to continue into the fourth quarter, 2011, with surface preparation of the site, construction of the mine portal and preparation of the underground decline. The monthly average expenditure for both capital and expense items during the nine month period ending September 30, 2011 is estimated to be approximately $398,084. The Company anticipates completing an amendment to its feasibility study, continuing the mapping project on our property, establishing an on-site fire assay laboratory and beginning underground mining operations during the fiscal year ending December 31, 2011 and we estimate our operating expenses will increase to approximately $7,400,000 during the fiscal year ending December 31, 2011.

(b)   Management Discussion and Analysis of Financial Condition.

Liabilities	At June 30, 2011	At December 31, 2010
Accounts payable and accrued expenses	$1,834,710	$1,643,972
Short-term notes	$480,000	$0
Due to related parties	$799,951	$682,914
Capital lease payable	$60,965	$62,060
Related party short-term notes	$78,671	$46,171
Long-term capital lease payable	$0	$9,524
Total Liabilities	$3,254,297	$2,444,641

As at June 30, 2011, we had total liabilities of $3,254,297 as compared to total liabilities of $2,444,641 at December 31, 2010, representing an overall increase of $809,656 or approximately

33%. This increase was due primarily to an increase in short-term notes from $0 to $480,000, which was part of a series of Schumacher agreements relating to the beginning of mining operations. The increase was also due, in part, to an increase in accounts payable and accrued expenses of $190,738 or approximately 12%, our reliance on related parties to provide short term notes to satisfy immediate working capital needs, which increased by $32,500 or approximately 70%, and an increase in the amount due to related parties by $117,037 or approximately 17%. The increases in accounts payable and due to related parties were due to the increased work load required of management and our various contractors and consultants in order to carry out our plan of operations while we did not have adequate capacity to pay for these services.

Stockholders' Equity (Deficit)	At June 30, 2011	At December 31, 2010
Accumulated deficit - exploration stage	$(9,973,234)	$(8,932,409)
Total Stockholders' Equity (Deficit)	$5,539,714	$6,229,011

As compared to the period ended December 31, 2010, the Company's accumulated deficit increased by $1,040,825, or approximately 12%, during the six month period ended June 30, 2011, which accounts for the net losses for the period, which are further described in the operating loss section set forth above. As compared to the fiscal year ended December 31, 2010, the Company's total stockholders' equity decreased by $689,297, or approximately 11%, during the six month period ended June 30, 2011. This decrease is primarily due to the increased operating losses through June 30, 2011, which we were unsuccessful in offsetting through the lack of performance by our Placement Agent, Source Capital Group, Inc.'s, sales of our common stock through the Private Placement Memorandum dated February 16, 2011, as more fully described in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Form 10-Q.

Income Taxes

For the period from inception March 15, 2007 through June 30, 2011, we paid $150 in income taxes.

Results of Operations - Three months period ended June 30, 2011.

Revenues

As of the three months period ended June 30, 2011, we did not generate any revenues as compared to generating no revenues for the three months period ended June 30, 2010.

Operating Loss

EXPENSES	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Financial conference fees	$0	$0
Management fees	$164,982	$132,940
General and administrative	$111,309	$148,745
Professional fees	$67,366	$107,124
Geological and property expenses	$269,374	$553,508
Interest expense	$3,232	$49,198
Surface access lease payments	$14,959	$14,959
Total	$(631,222)	$(1,006,474)

As of the three months period ended June 30, 2011, we incurred a net loss of ($631,222), as compared to a net loss of ($1,006,474) for the three months period ended June 30, 2010, a decrease of $375,252 representing an approximate 37% decrease in net losses. This net decrease in operating losses was a result of the Company decreasing its expenses and fees while it lacked the capacity to pay for its previously estimated expenses and fees. Management fees increased by $32,042 or approximately 24% as a result of fulfilling the terms of employment agreements with the Company's President, Eric Sauve, the Company's Senior Consultant, Aaron Charlton in which their salaries increase by six percent (6%), from $16,854 to $17,865 on June 30, 2011 and the continuation of the increase in monthly salary of $12,500, to our Vice President of Marketing and Finance, BJ Ambrose. General and administrative costs decreased by $37,436 or approximately 25%, and professional fees decreased by $39,758 or approximately 37%, which were attributable to management's conservation of expenditures. Geological and property expenses decreased by $284,134 or approximately 51%, which was primarily due to a decrease in reverse circulation drilling provided by O'Keefe Drilling, Inc., combined with a decrease in mine and mill site planning by CDM Constructors, Inc., the firm providing support services for mine and mill development on the Garnet Mineral Property. Interest expenses decreased by $45,966 or approximately 93%, which was due to a decrease in the Company's need to enter into short term debt instruments for the purposes of carrying out the plan of operations during the second quarter of 2011. Surface access lease payments represented no change.

Results of Operations - Six month period ended June 30, 2011.

Revenues

As of the six month period ended June 30, 2011, we did not generate any revenues as compared to generating no revenues for the six month period ended June 30, 2010.

Operating Loss

EXPENSES	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Financial conference fees	$0	$0
Management fees	$328,746	$588,462
General and administrative	$188,710	$297,119
Professional fees	$158,414	$248,634
Geological and property expenses	$328,150	$805,574
Interest expense	$7,052	$101,510
Surface access lease payments	$29,753	$29,753
Total	$(1,040,825)	$(2,071,052)

As of the six month period ended June 30, 2011, we incurred a net loss of ($1,040,825), as compared to a net loss of ($2,071,052) for the six month period ended June 30, 2010, a decrease of $1,030,227 representing an approximate 50% decrease in net losses. This net decrease in operating losses was a result of the Company decreasing its expenses and fees while it lacked the capacity to pay for its previously estimated expenses and fees. Management fees decreased by $259,716 or approximately 44% as a result of the absence of the stock compensation bonuses awarded to the Company's Vice Presidents of Corporate Finance and Marketing during the first quarter of 2010 and through the elimination of the Vice President of Marketing position. General and administrative costs decreased by $108,409 or approximately 37%, and professional fees decreased by $90,220 or approximately 36%, which were attributable to management's conservation of expenditures. Geological and property expenses decreased by $477,424 or approximately 59%, which was primarily due to a decrease in reverse circulation drilling provided by O'Keefe Drilling, Inc., combined with a decrease in mine and mill site planning by CDM Constructors, Inc., the firm providing support services for mine and mill development on the Garnet Mineral Property. Interest expenses decreased by $94,458 or approximately 93%, which was due to a decrease in the Company's need to enter into short term debt instruments for the purposes of carrying out the plan of operations during the first half of 2011. Surface access lease payments represented no change. We estimate our operating expenses will increase during the fiscal year ending December 31, 2011 to $7,400,000. The increase will be attributable to fulfilling the terms of employment agreements with the Company's President, Eric Sauve, the Company's Senior Consultant, Aaron Charlton in which their salaries increase by six percent (6%), from $16,854 to $17,865 on June 30, 2011 and the continuation of the increase in monthly salary of $12,500, to our Vice President of Marketing and Finance, BJ Ambrose, the completionof our amended feasibility study, funding our 2011 Exploration Season, continuing the mapping project on our property, establishing an on-site fire assay laboratory, continued mineralized material shipments from the Lead King site to the Golden Sunlight Mill and continued preparations to begin underground mining operations at the Nancy Hanks mine site located on the Garnet Mineral Property.

Liquidity and Financial Resources

We had working capital of ($2,857,290) at June 30, 2011, compared to working capital of ($2,077,836) at December 31, 2010. For the six month period ended June 30, 2011, net cash used in operating activities was ($588,284), as compared to the six month period ended June 30, 2010 of ($1,199,087). For the six months period ended June 30, 2011, net cash used in investing activities was ($99,540), as compared to ($128,020) of net cash used in investing activities in the six month period ended June 30, 2010. For the six month period ended June 30, 2011, financing activities provided $842,751 as a result of the Company entering into a short term debt instrument for the purchase of heavy and industrial equipment and through the sale of our common stock pursuant to the Private Placement Memorandum dated February 16, 2011, which is further described under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds section of this Form 10-Q, as compared to the six month period ended June 30, 2010, financing activities provided $1,270,445 as a result of the Company entering into Promissory Notes and through the sale of our common stock pursuant to the Exempt Offering dated January 2010 as more fully described in our Form 10-K for the fiscal year ending December 31, 2010. Net cash for the six month period ended June 30, 2011 increased by $154,927 as compared to a decrease of ($56,662) for the six month period ended June 30, 2010. At the six month period ended June 30, 2011, we had cash of $156,221.

From the date of the incorporation of March 15, 2007 through June 30, 2011, we have paid services valued at $1,018,350 through the issuance of 898,725 common shares, have raised an aggregate of $2,252,131 in cash through the issuance of 2,784,624 common shares, and paid debt of $4,839,054, which included interest resulting from the Company's short-term notes, through the issuance of the Company's no par value common stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer/ Chief Financial Officer for the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011.

Management's Report on Internal Control over Financial Reporting

Our management, in combination with our Board of Directors Audit and Corporate Governance Committees, are responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. During the first quarter ending March 31, 2011, we formed and authorized the Audit, Corporate Governance and Compensation Committees of our Board of Directors for the purposes of assisting management with the Company's internal controls over financial reporting. Due to a lack of working capital these committees have not yet begun to implement their respective operations during the second quarter ending June 30, 2011,, therefore the changes that occurred during the quarter ending March 31, 2011 have not materially affected the period covered by this report, and are reasonably not likely to materially affect the Company's internal controls over financial reporting.

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

2:    We will require additional funding.

As of June 30, 2011, we had cash in the amount of $156,221. We currently anticipate incurring expenses of approximately $7,400,000 for the fiscal year ending December 31, 2011, which we plan to use in order to complete our feasibility study, fund our 2011 Exploration Season, continue the mapping project on our property, establish an on-site fire assay laboratory, begin shipping mineralized material from the Lead King site to the Golden Sunlight Mill, and continued preparations to begin underground mining operations at the Nancy Hanks mine site on our Garnet Mineral Property. We will require additional financing in order to begin and complete our current plans for the 2011 exploration season and may require additional financing for future phases on our Garnet Mineral Property. We currently have limited operations at the Lead King site and propose to begin generating initial income in the third quarter 2011. Our business plan calls for significant exploration expenses. We will require additional financing to sustain our business operations if we are not successful in earning sufficient revenues once exploration is complete. In the event that our exploration programs are successful in sufficiently estimating the mineralized material continuity between drill holes and we exercise our mineral claim purchase option, we may require additional funds in order to place the patented and unpatented mining claims into the development and commercial production stages. We currently do not have any finalized arrangements for financing and we may not be able to obtain financing when required and on favorable terms. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other metallic minerals and the costs of exploring for, developing and producing these materials. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations.

3:   Auditor has raised substantial doubt about our ability to continue as a going concern.

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit since inception of $10,017,206 for the period from our inception, March 15, 2007, to June 30, 2011, and have no revenues. Our future is dependent upon our ability to obtain financing and upon successful exploration and future development and production stages on the patented and unpatented mining claims. This is a significant risk to investors who purchase shares of our Common Stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational. Potential investors should also be aware of the difficulties normally encountered in the exploration stage of mining companies and the high rate of failure of such enterprises. Our auditor's concern may inhibit our ability to raise financing because we may not remain operational, which would most likely cause our business to fail.

4:   The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis in the United States and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on any potential lenders, causing them to fail to meet their obligations to us. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations, and may cause our business to fail.

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

We have agreements with consultants to perform services for us including with an independent engineer for the review of all of the historical information available on the mining claims we have under option, the results from the previous exploration work performed on these mining claims, as well as the result of our exploration during the 2008, 2009 and 2010 drilling seasons in order to prepare the Company's Feasibility Study pursuant to Industry Guide 7, and to make recommendations based on those reviews; with a firm for engineering services in order to complete mill and property engineering on the Garnet Mineral Property; with the University of Montana to utilize the Geological Department and Geographical Information Systems Department to digitize data; with geologist consultants for mapping the Garnet Mineral Property; assistance with the Vulcan Sub-Surface 3D Mine Modeling Program; and assistance with sampling, mapping and drill rig activities on the Garnet Mineral Property. We also have agreements with an independent laboratory to perform analyses on geological samples and an engineering firm for a water base line study and survey for a mill and tailings impoundment.

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

One of our material assets is the option to purchase the 122 unpatented and 23 patented mining claims on the Garnet Mineral Property. The claims are owned, or optioned by Commonwealth. Commonwealth is owned in part by Mr. Eric Sauve, our President, CEO, CFO and Director. In addition, Mr. Aaron Charlton, Senior Consultant and NEO to our Company, is a majority owner of Commonwealth. Our newly appointed Audit Committee has begun the process of identifying a third party outside accountant or financial consultant to assist in completing an internal review and plans to adopt conflict of interest and ethics rules, which will include the rules set forth in the Sarbanes-Oxley Act of 2002. The Audit Committee has put these efforts on hold until such time as the Company has sufficient capital to complete the Audit Committee's internal review. In the absence of these corporate governance measures, and in general, the interests of Commonwealth and management may not coincide which could result in a loss of confidence by our shareholders adversely affecting our company and the existing shareholders which in turn would have an adverse effect on the value of our common stock and may cause our business to fail.

9:   There may exist potential conflicts of interest between us and Garnet Range Resources, LLC

Our agreement with Garnet Range Resources, LLC, a Montana limited liability company ("Garnet"), provides for the rental and operation of heavy equipment, labor on the Garnet Mineral Property and coordination of the exploration project management with us. Since Mr. Eric Sauve, our President, CEO, CFO and Director, and Joyce L. Charlton, the Managing Member of Garnet and wife of Aaron Charlton, our Senior Consultant, own 100% of Garnet, there is the potential for a conflict of interest between Garnet and the best interest of our shareholders. Since, from time to time, Aaron Charlton, our Senior Consultant, consults with Garnet, there is the potential for a conflict of interest between Garnet and the best interest of our shareholders. Our newly appointed Audit Committee has begun the process of identifying an independent third party accountant or financial consultant in order to assist in completing an internal review and plans to adopt conflict of interest and ethics rules, which will include the rules set forth in the Sarbanes-Oxley Act of 2002. The Audit Committee has put these efforts on hold until such time as the Company has sufficient capital to complete the Audit Committee's internal review. In the absence of these corporate governance measures, and in general, the interests of Garnet and management may not coincide with the interests of our shareholders, which could result in a loss of confidence by our shareholders or potential investors adversely affecting the value of our common stock.

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

The success of our Company will largely depend on the performance of our third party contractors to provide mine and mill engineering, the rental and operation of heavy equipment, including drill rigs and labor, on the Garnet Mineral Property and coordination of the exploration project management. In addition, our contractors may face a shortage of equipment and skilled personnel with the necessary experience in order to complete the work required in the implementation of our business plan in a workman-like manner. Several of these third party contractors include, Cowboy Equipment, LLC c/o Roland Schumacher, the individual providing the heavy and industrial equipment used in the current mineralized material shipping activities currently underway on the Lead King site; CDM Constructors, Inc., the firm providing support services for mine and mill development; and O'Keefe Drilling, Inc., the firm completing all reverse circulation drilling. CDM Constructors, Inc. and O'Keefe Drilling, Inc. have substantial accounts payable from the Company and have been forced to limit, and may from time to time be forced to discontinue their services on our Garnet Mineral Property until such time that the Company is able to pay all or a portion of its obligations. A shortage of skilled and experienced contractors could have a material adverse effect on our ability to carry on our operations and therefore limit, delay, or increase the cost of our operations which in turn could have an adverse affect on the value of our common stock, and could cause our business to fail.

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

Prior to completion of the exploration stage, we anticipate that we will incur increased operating expenses without realizing any significant revenues. We expect to incur continuing and significant losses into the foreseeable future. As a result of continuing losses, we may exhaust all of our resources and be unable to complete exploration of our acquired and optioned mineral claims. Our accumulated deficit will continue to increase as we continue to incur losses. We may not be able to generate profits or continue operations if we are unable to generate significant revenues from future mining of the mineral claims even if we exercise our options and our business will most likely fail.

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

20:   Our anticipated underground mining operations are subject to stringent federal and state safety regulations that increase our cost of doing business, and may place restrictions on our operating methods. In addition, government inspectors under certain circumstances, have the ability to order our operations to be shut down based on safety considerations.

Our anticipated underground mining operations at our Nancy Hanks underground mining site are regulated by the Mine Safety and Health Administration (MSHA) pursuant to Title 30 of the Code of Federal Regulations (CFR), and specifically Parts 47 Hazard Communication; 48 Training and retraining of miners; 56 Safety and health standards - surface; 57 Safety and health standards - underground; 58 Health standards for metal and non metal mines; and 62 Occupational noise exposure. These regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, the equipment used in mine emergency procedures, mine plans and other matters. The various requirements mandated by laws or regulations can have a significant effect on operating costs and place restrictions on our methods of operations. In addition, the Company is required to enact a safety program, including planned actions setting forth procedures for emergencies, which include, but are not limited to cave-ins, power outages, explosions, fire, inundation, ground control failures, and landslides. Failure to adhere to MSHA standards and regulations could subject the Company to costly fines, mine closure and possible injury and/ or death, which may become a source of liability and may create an adverse affect on any future revenues and the shareholders would be subsequently adversely affected.

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

22:   We must comply with all Environmental Protection Agency (EPA) requirements, such as the Clean Air Act and the Clean Water Act.

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

23:   Our exploration operations are subject to any future environmental regulations, which could result in additional costs and operational delays.

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

24:   Our exploration activities rely upon our ability to retain our current mining permit and obtain additional permits for our future operations.

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

26:   We may produce air emissions and pollutions that could fall under the jurisdiction of U.S. Federal Laws.

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

27:   Any new legislation that may be proposed could significantly affect the mining industry.

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

28:   Increased costs could affect our financial condition.

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

29:   In the event that our optioned mining claims become invalid, we will lose all rights that we have in the 23 patented and 122 unpatented mining claims.

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

30:   In the event we fail to make our scheduled option payments, we will lose all interest that we have in the optioned patented and unpatented mining claims.

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

31:   In the event that our acquired mining claims and leasehold interests become invalid, we will lose the 91 unpatented mining claims and 8 leasehold interests.

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

32:   We have not completed mapping and verification of our newly acquired 91 unpatented claims and 8 prospecting leases on BLM owned patented claims.

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

33:   We have been exploring a mineral claim, of which we own no right or title to the mineral rights thereon.

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

34:   Compliance with Sarbanes-Oxley may result in our inability to achieve profitability.

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

Risk Factors Relating to Our Common Stock and this Offering

35:   We are required to annually evaluate our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material effect on the price of our Common Stock.

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

36:   Indemnification of Officers and Directors may prohibit stockholder action against the Company.

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

37:   We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

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

The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and completing the sales of our common stock pursuant to our various offerings. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves. If any prior offering did not qualify for such exemption, we may face claims for rescission and other remedies. We may become engaged in costly litigation to defend these claims, which would lead to increased expenditures for legal fees and divert management's attention from operating the business of the Company. If we could not successfully defend these claims, we may be required to return proceeds from our offerings to investors, which would harm our financial condition. Additionally, if we did not, in fact, qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

38:   The price of our Common Stock may be adversely affected by fluctuations in gold prices.

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

39:   We have not paid dividends in the past and do not expect to distribute cash dividends in the future. Any return on investment may be limited to the value of our common stock.

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

40:   There is no public trading market for our Common Stock and no public market may develop.

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

41:   Our Common Stock may be deemed a "penny stock", which would make it more difficult for investors to sell their shares

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

42:   Our common stock is to certain restrictions on transferability.

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

43:   Commonwealth owns a majority of our outstanding voting stock.

Commonwealth owns approximately 62.4%, or 20,759,532 shares of our total outstanding common stock. The following individuals, officers and affiliates of our company, are members of Commonwealth and have beneficial ownership and the right to vote the following shares of our company held by Commonwealth: Eric Sauve, 2,218,945 shares; Aaron Charlton, 11,645,181 shares; Kim L. Charlton, 2,255,830 shares and Rodney K. Haynes, 4,639,576 shares. Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholders votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transactions such as mergers. Eric Sauve is our President, CEO, CFO and a director, Aaron Charlton, our Senior Consultant, supervises our drilling program, deals with contractors and is our liaison with the BLM state and local agencies, Kim Charlton is Aaron Charlton's sister. The interests of Commonwealth and our management may not coincide with the interests of our shareholders, which could result in a loss of confidence by our shareholders or potential investors adversely affecting the value of our common stock. Any conflicts of interest between the company and Commonwealth could delay the implementation of our business plan, which could have a detrimental effect on our business and the value of our shareholders' investment.

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

On February 16, 2011, pursuant to a private placement of our common stock, upon which we relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering through our Placement Agent, Source Capital, and our Officers and Directors, on a "best efforts basis", an aggregate of 6,160,000 shares of common stock at a purchase price of $1.25 per share. The offering closed on May 17, 2011, of which 316,400 shares were purchased for at $395,500 by 17 accredited investors.

On or about, July 27, 2011, pursuant to a private placement of our common stock, upon which we relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering through our Officers and Directors, on a "best efforts basis," and through the date of this Form 10-Q, 174,100 shares were purchased for aggregate proceeds of $348,200.

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

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.     (Removed)

N/A.

ITEM 5.     Other Information.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change of Fiscal Year.

On July 21, 2011, a majority of the Company's shareholders of record voted to give authority to the Board of Directors to amend and restate the Company's Articles of Incorporation to reverse the preemptive and other rights afforded the Series A Preferred Stockholders during the Annual Meeting dated June 24, 2010, to a version consistent with the previous Articles of Incorporation and Amended Articles of Incorporation filed with the Montana Secretary of State on or about March 15, 2007 and April 7, 2009 respectively. On August 8, 2011, the Board of Directors unanimously consented to Amending and Restating the Articles of Incorporation by deleting Articles III, Section 3 pertaining to "Series A Preferred Shares," in its entirety. On or about, August 10, 2011, the Amended and Restated Articles of Incorporation were filed with the Montana Secretary of State.

ITEM 6.     Exhibits.

Exhibit Number	Description
3.4	Amended Articles of Incorporation July 21, 2011
31.1	Certification of the Chief Executive Officer, Chief Financial Officer and Director as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Secretary/Treasurer and Director, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date:   August 22, 2011

By:   /s/Eric Sauve
        Eric Sauve
        President, Chief Executive Officer, Chief Financial Officer and Director

Date:   August 22, 2011

By:   /s/David Gilmer
        David Gilmer
        Secretary/Treasurer and Director