Form 10-Q/A
period 2011-06-30
GRANT HARTFORD CORP
filed 2011-09-07
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A
Amendment 1

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

Date:   September 7, 2011

By:   /s/Eric Sauve
        Eric Sauve
        President, Chief Executive Officer, Chief Financial Officer and Director

Date:   September 7, 2011

By:   /s/David Gilmer
        David Gilmer
        Secretary/Treasurer and Director