Form 10-Q
period 2011-09-30
GRANT HARTFORD CORP
filed 2011-11-21
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 16, 2011, the registrant had outstanding 33,768,037 shares of common stock, no par value per share.

GRANT HARTFORD CORPORATION
FORM 10-Q

For the quarterly period ended September 30, 2011

ii

ITEM 1.     Financial Statements

GRANT HARTFORD CORPORATION
(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS
September 30, 2011

REVIEWED FINANCIAL STATEMENTS

Index to Financial Statements

Page #
Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F-1
Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited), and Since Inception (March 15, 2007) to September 30, 2011 (Unaudited)	F-2
Condensed Statements of Stockholders' Equity (Deficit) From the Date of Inception (March 15, 2007) Through September 30, 2011 (Unaudited)	F-3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited), and Since Inception (March 15, 2007) to September 30, 2011 (Unaudited)	F-4
Notes to Financial Statements	F-5 to F-13

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 (Unaudited) AND DECEMBER 31, 2010

	Unaudited
	September 30,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash	$11,193	$1,294
Accounts receivable	1,125,808	0
Prepaid option payment: mineral rights	83,092	254,042
Prepaid expenses and deposits	126,604	101,945
Total Current Assets	1,346,697	357,281

Non-Current Assets:
Due from related party	211,580	0
Buildings, improvements and equipment, net of accumulated depreciation of $227,659 and $45,212, respectively	1,275,634	268,454
Mineral rights	8,190,417	8,047,917
Total Non-Current Assets	9,677,631	8,316,371

Total Assets	$11,024,328	$8,673,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$3,110,614	$1,643,972
Capital lease payable	60,966	62,060
Short-term notes, net of discount	2,107,026	0
Related party short-term notes	78,671	46,171
Due to related parties	866,859	682,914
Total Current Liabilities	6,224,136	2,435,117

Long-Term Liabilities
Capital lease payable	0	9,524

Total Liabilities	6,224,136	2,444,641

Stockholders' Equity (Deficit)
Preferred stock: $0.0001 par value per share, 50,000,000 shares authorized, zero issued and outstanding	0	0
Common stock: No par value, 100,000,000 shares authorized, 33,768,037 and 32,947,487 issued and outstanding, respectively	16,699,270	15,161,420
Accumulated deficit - exploration stage	(11,899,078)	(8,932,409)
Total Stockholders' Equity (Deficit)	4,800,192	6,229,011

Total Liabilities and Stockholders' Equity (Deficit)	$11,024,328	$8,673,652

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended		Since Inception March 15, 2007 to
	September 30,		September 30,		September 30,

	2011	2010	2011	2010	2011
Revenue	$0	$0	$0	$0	$0

Expenses
Financial conference fees	0	0	0	0	31,250
Management fees	168,610	190,700	497,356	779,162	2,489,845
General and administrative	267,869	105,802	456,579	351,875	1,605,528
Professional fees	219,960	99,996	378,374	348,630	1,393,950
Geological and mining expenses	1,561,821	831,628	1,889,971	1,688,248	6,081,579
Interest expense	84,011	16,118	91,063	117,628	425,224
Surface access lease payments	15,123	15,123	44,876	44,876	263,252

Income (Loss) Before Other Income	(2,317,394)	(1,259,367)	(3,358,219)	(3,330,419)	(12,290,628)

Other Income
Mill receipts, net	391,550	0	391,550	0	391,550

Net Loss	$(1,925,844)	$(1,259,367)	$(2,966,669)	$(3,330,419)	$(11,899,078)

Loss Per Share
Basic and Diluted	$(0.058)	$(0.039)	$(0.089)	$(0.121)	$(0.495)

Weighted Average Number of Shares Outstanding:

Basic and Diluted	33,473,880	32,361,187	33,224,762	27,458,409	24,015,272

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
SINCE INCEPTION (MARCH 15, 2007) THROUGH SEPTEMBER 30, 2011 (Unaudited)

	Common Stock Number of Shares Issued	Value	Accumulated Deficit-Exploration Stage	Stockholders' Equity (deficit)

Balance: March 15, 2007	0	$0	$0	$0

Common stock issued for cash	1,062,900	426,450		426,450
Common stock issued for mineral rights	14,000,000	1,750,000		1,750,000
Common stock issued to founders	1,135,000	1,135		1,135
Common stock issued in exchange for services	16,000	8,000		8,000
Net loss	0	0	(247,857)	(247,857)

Balance: December 31, 2007	16,213,900	2,185,585	(247,857)	1,937,728

Common stock issued for cash	230,670	184,536		184,536
Common stock issued for mineral rights	5,000,000	625,000		625,000
Common stock issued in exchange for services	5,625	4,500		4,500
Net loss	0	0	(971,066)	(971,066)

Balance: December 31, 2008	21,450,195	2,999,621	(1,218,923)	1,780,698

Net loss	0	0	(3,381,118)	(3,381,118)

Balance: December 31, 2009	21,450,195	2,999,621	(4,600,041)	(1,600,420)

Common stock issued for cash	1,174,654	1,245,645		1,245,645
Common stock issued for mineral rights	5,000,000	5,000,000		5,000,000
Common stock issued to founders	75,000	71,250		71,250
Common stock converted from debt and interest	351,289	333,724		333,724
Common stock issued in payment of debt and interest	4,376,349	4,505,330		4,505,330
Common stock issued in exchange for services	877,100	1,005,850		1,005,850
Treasury stock purchased and retired	(357,100)	0		0
Net loss	0	0	(4,332,368)	(4,332,368)

Balance: December 31, 2010	32,947,487	15,161,420	(8,932,409)	6,229,011

Warrants issued		258,154		258,154
Common stock issued for cash, net of issuance costs	611,750	FONT-SIZE: 12pt">920,046		920,046
Common stock issued in exchange for services	58,800	59,650		59,650
Common stock issued for equipment	150,000	300,000		300,000
Net loss	0	0	(2,966,669)	(2,966,669)

Balance: September 30, 2011	33,768,037	$16,699,270	$(11,899,078)	$(4,800,192)

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended		Since Inception March 15, 2007 to
	September 30,		September 30,

	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,966,669)	$(3,330,419)	$(11,899,078)
Adjustments to reconcile net loss to cash from operating activities:
Common stock and warrants issued in exchange for services	81,832	429,330	644,796
Common stock issued in payment of interest expense	0	71,095	116,327
Amortization of discount	47,018	0	47,018
Depeciation and amortization expense	182,447	24,113	227,659
(Increase) / decrease in accounts receivable	(1,125,808)	0	(1,125,808)
(Increase) / decrease in prepaid option payment	170,950	(936)	(83,092)
(Increase) / decrease in prepaid expenses and deposits	(24,659)	(30,819)	(101,339)
Increase / (decrease) in accounts payable and accrued expenses	1,466,642	951,289	3,836,923
Increase / (decrease) in due to related parties	183,945	226,955	862,111
Net cash flows from operating activities	(1,984,302)	(1,659,392)	(7,474,483)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of buildings and equipment	(255,227)	(33,020)	(472,643)
Investment in mineral rights	(142,500)	(142,500)	(815,417)
Net cash flows from investing activities	(397,727)	(175,520)	(1,288,060)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on short-term notes	(100,000)	(5,000)	(114,079)
Proceeds from short-term notes	1,582,500	938,250	5,900,188
Common stock issued, net of issuance costs	920,046	890,688	2,776,677
Convertible notes payable	0	0	271,500
Payments on capital lease	(10,618)	(40,699)	(60,550)
Net cash flows from financing activities	2,391,928	1,783,239	8,773,736

Change in cash during the period	9,899	(51,673)	11,193
Cash, beginning of period	1,294	63,687	0
Cash, end of period	$11,193	$12,014	$11,193

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,866	$9,661	$16,904
Income taxes paid	$110	$0	$260

NON-CASH INVESTING AND FINANCING
Liabilities assumed from related party	$211,580	$0	$211,580
Common stock issued for mineral rights	$0	$5,000,000	$7,375,000
Common stock issued for equipment	$300,000	$0	$300,000
Common stock and warrants issued for debt and services	$317,804	$3,906,188	$4,846,742
Common stock issued for interest	$0	$287,961	$310,115
Debt and liabilities in exchange for equipment	$634,400	$0	$634,400
Capital leases	$0	$65,966	$121,516

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of September 30, 2011 and December 31, 2010, and the results of its operations and cash flows for the nine months then ended and for the period since inception (March 15, 2007) through September 30, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission for the year ended December 31, 2010.

The results of operations and cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year's operation.

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future.

2.     SIGNIFICANT ACCOUNTING POLICIES

Mineral Property Exploration:The Company expenses the costs incurred to conduct exploration, assay work, drill and equip exploratory sites within the claims groups that are not determined to have proven reserves. A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven (Measured) Reserves are those for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable (Indicated) Reserves are those for which quantity and grade and/or quality are computed form information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. Geological and geophysical costs and costs of carrying and retaining unproved sites are expensed.

The Company is in the "Exploration Stage" and is engaged in the exploration of the Garnet mineral property in order to identify the presence of proven/probable reserves. The Company has not begun exploitation of these deposits. As a result, no amounts have been capitalized related to mineral property exploration as of September 30, 2011 and December 31, 2010.

Accumulated mineral property costs are amortized using the units-of production ("UOP") method based on estimated recoverable ounces or pounds in proven and probable reserves.

Long-lived Assets:The Company periodically assesses the carrying value of long-lived assets in accordance with FASB ASC 360-10. The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mining assets, including mineral rights and mine development, are also periodically assessed for impairment in accordance with FASB ASC 360-10 and FASB ASC 930-360-35. There was no loss on impairment for the periods ended September 30, 2011 and December 31, 2010.

Revenue Recognition: Sales of all gold ore sold directly to the Company's buyer are recorded as revenues when title and risk of loss transfer to the buyer (generally at the time shipment is delivered at buyer's port) at estimated forward prices on the fifth (5th) day of the month after the shipment was made. Due to the time elapsed from shipment and the final settlement with the buyer, we must estimate the prices at which sales of our gold ore will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the buyer.

Sales to the Company's buyer are recorded net of charges by the buyer for assay and metallurgical testing, treatment, refining, smelting losses, and other charges negotiated by the Company with the buyer. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges do not vary materially from estimates.

Changes in the London PM fixed price of gold between shipment and final settlement will result in adjustments to revenues related to sales of gold ore previously recorded upon shipment. Sales of gold ore are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.

There were no material derivatives at September 30, 2011.

The Company has an agreement in place to sell a maximum of 30,000 short tons of ore from old tailings of the Lead King mine to Golden Sunlight Mines, Inc. Revenue generated from this activity is ancillary to the primary operations of the Company and is therefore classified as Other Income.

Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed ninety (90) days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Management believes the balance of accounts receivable is fully collectible, therefore no allowance for doubtful accounts has been established.

The balance of accounts receivable is comprised of proceeds to be received from one buyer of gold ore from the Lead King Mine tailings.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

3. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value

Garnet, Montana
stock issued 06/15/2007	$2,375,000	$0	$2,375,000
Garnet, Montana
option payment for 2007	102,917	0	102,917
Garnet, Montana
option payment for 2008	190,000	0	190,000
Garnet, Montana
option payment for 2009	190,000	0	190,000
Garnet, Montana
option payment for 2010	190,000	0	190,000
stock issued 06/24/2010	5,000,000	0	5,000,000
Garnet, Montana
option payment through 9/30/2011	142,500	0	142,500

Total			$8,190,417

The Company makes annual payments of $190,000 pursuant to its option agreement with Commonwealth Resources, LLC, a related party. Additions for the period ended September 30, 2011 represent the quarterly allocation of the option payment. The Company has prepaid $83,092 and $254,042 in option payments as of September 30, 2011 and December 31, 2010, respectively.

4. RELATED PARTY SHORT-TERM NOTES

The Company has three short-term notes from the Company's CEO and his family with an original principal balance of $74,000. No payments have been made on these short-term notes for the nine months ended September 30, 2011, leaving a balance of $70,171, which is due on or before January 18, 2012 at the annual rate of 12.50%.

The Company has one short-term note from Robert Sanders, a member of its Board of Directors, and the Chairman of the Audit, Corporate Governance and Compensation Committee of the Board of Directors, with an original principal balance of $8,500, which was due in full on or before April 28, 2011. No payments have been made on this short-term note for the nine months ended September 30, 2011, leaving a balance of $8,500, accruing interest at a rate of 20% per annum, or 0.06% per day. On April 28, 2011, pursuant to the terms of the note, the Company issued 10,000 Penalty Warrants valued at $10,658 to purchase the Company's no par value common stock with an exercise price of $1.25 per share. The Penalty Warrants include a cashless exercise option.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

5. SHORT-TERM NOTES

On July 22, 2011, the Company signed the Production Loan and Consolidated Payment Agreement, which included a short-term note for an amount up to $1,250,000 which has been fully disbursed to the Company as of September 30, 2011. No payments have been made on this short-term note for the nine months ended September 30, 2011, leaving a balance of $1,250,000, which is due in full no later than November 30, 2012, at the annual rate of 10% with a cash bonus of $125,000 due at maturity. Furthermore, the Company assumed liabilities of Garnet Range Resources, LLC owed to the lender in the amount of $211,580 (see Note 8 for more information), which will be paid to the lender through the issuance of 169,264 shares of the Company's no par value common stock. In consideration of the making of the loan and in recognition of the significant risk to the lender in doing so, the Company will issue 248,496 warrants valued at $189,036 to purchase the Company's no par value common stock with an exercise price of $1.25 per share. The warrants include a cashless exercise option.

On July 22, 2011, the Company signed the Agreement to Purchase and Sell Equipment, which included equipment valued at $703,450 in exchange for debt of $500,350, 107,240 shares of the Company's no par value common stock valued at $134,050, and credit for equipment rental previously paid in the amount of $69,050. No payments have been made on this short-term note for the nine months ended September 30, 2011, leaving a balance of $500,350, which is due in full no later than November 30, 2012, at the annual rate of 6.5% and shall be paid from 18.75% of the net mill receipts from the anticipated underground mining operations at the Nancy Hanks mine site.

On September 13, 2011, the Company began offering a series of Production Loan Agreements, offered pursuant to an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended ("Production Loan Agreement"). The Company began offering the Production Loan Agreement on a best efforts basis through its Officers , Directors, and Key Employees, for an aggregate offering of $1,000,000 comprised of up to ten (10) short-term notes for $100,000 each. The Production Loan Agreements are for a term of six months and pay interest equal to 20% per annum, which shall be paid from 10% of the net mill receipts related to shipments from the mining operations at the Lead King mine site located on the Company's Garnet Mining Property, starting November 1, 2011. Furthermore, in consideration of the entering into each Production Loan Agreement and in recognition of the significant risk to the lender in doing so, the Company will issue 20,000 warrants to purchase the Company's no par value common stock with an exercise price of $2.00 per share ("Production Warrants"). As of September 30, 2011, the Company issued two (2) Production Loan Agreements to accredited investors, in an aggregate sum raised of $200,000, which is due in full no later than March 13, 2012 and March 22, 2012, respectively. Additionally, as of September 30, 2011, the Company will issue an aggregate of 40,000 Production Warrants valued at $46,936.

The above short-term notes include a discount in the form of cash and warrants that have been charged by the lenders in consideration for making the various loans. The discount will be amortized to interest expense over the term of the related note, which is between six (6) and sixteen (16) months. For the period ended September 30, 2011, the gross discount was $360,972 of which $47,018 has been amortized and charged to interest expense leaving a net unamortized discount of $313,954.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The following is a summary of property held under capital leases:

	September 30, 2011	December 31, 2010

Computer Software	$96,250	$96,250
Less: Accumulated amortization	(61,973)	(36,636)
	$34,277	$59,614

The Company is currently in arrears on its monthly lease payments. As of September 30, 2011, the lease is behind seventeen (17) months. As a result, the current portion of the capital lease payable includes amounts owing from prior periods.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

7. EQUITY

Between February 16, 2011 and May 17, 2011, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company offered through its Placement Agent, Source Capital Group, Inc. on a best efforts basis, an aggregate of 6,160,000 shares of the Company's no par value common stock at a purchase price of $1.25 per common share ("Shares") for the aggregate offering amount of $7,700,000. The Company issued 316,400 shares for $395,500 in cash less issuance costs of $66,154 for net proceeds of $329,346.

On July 27, 2011, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering to accredited investors, through its Officers and Directors, on a best efforts basis, an aggregate of 1,000,000 shares of the Company's no par value common stock at a purchase price of $2.00 per common share ("Shares"). As of September 30, 2011, 295,350 shares of the Company's no par value common stock have been issued for $590,700 in cash.

The Company has 5,775,303 and 5,465,313 warrants outstanding with exercise prices of between $1.00 and $2.00 as of September 30, 2011 and December 31, 2010, respectively, which were excluded from diluted earnings per share as their effect would be anti-dilutive.

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

Warrants

Management has valued the warrants at their date of grant utilizing the Black-Scholes Option Pricing Model. Since there is no public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties. Further, the excepted volatility was calculated using the average of historical volatility of two similar public entities in the gold mining industry in accordance with Question 6 of SAB Topic 14.D.1. In making this determination and finding other similar companies, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities. Based on the exploration stage of the Company, similar companies with enough historical data are rare, however, the Company was able to find two entities that met the industry criterion and as a result have based its expected volatility off an average of these companies' historical stock prices for a period similar to the expected term of the option. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the warrants depending on the date of the grant and expected life of the warrants. The expected life of warrants used was based on the contractual life of the option granted. The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

7. EQUITY (Continued)

Warrants (Continued)

The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

Period ended September 30, 2011

Expected dividend yield	0.00%
Expected stock price volatility	121.47%
Risk-free interest rate	0.44%
Expected life of operations	2.12 years

During the nine months ended September 30, 2011, the Company granted stock warrants to its investors and lenders to purchase an aggregate of 269,990 shares of the Company's common stock at an exercise price of $1.25 per share and an aggregate of 40,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants have expiration dates through 2014 and 2015, and have contractual lives of 2, 3, and 4.67 years. The total value of warrants granted during the nine months ended September 30, 2011 was $258,154 of which $11,524 was recorded against common stock as issuance cost, $10,658 was recorded as penalty expense, and $235,972 as discount to note payable.

A summary of outstanding warrants at September 30, 2011 and December 31, 2010 is presented below.

Nine months ended September 30, 2011

Warrants outstanding, beginning of year	5,465,313
Granted	309,990
Warrants outstanding, end of period	5,775,303

Granted stock warrants:

	# of shares outstanding and exercisable	Price	Expiration
January 22, 2010-May 24, 2010	4,751,113	$1.50	26 months-July 31, 2012
December 31, 2010	714,200	$1.00	60 months-December 31, 2015
April 28, 2011	10,000	$1.25	56 months-December 31, 2015
June 30, 2011	11,494	$1.25	36 months-June 30, 2014
July 22, 2011	248,496	$1.25	24 months-July 22, 2013
September 13, 2011	20,000	$2.00	24 months-September 13, 2013
September 22, 2011	20,000	$2.00	24 months-September 22, 2013
	5,775,303	$1.00 - 2.00

On July 21, 2011, pusurant to a vote of the Borad of Directors, the Company extended the expiration date on warrants issued between January 22, 2010 and May 24, 2010 to July 31, 2012.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

8. RELATED PARTY TRANSACTIONS

At September 30, 2011, a total of $737,602 (December 2010 - $609,957) is payable to directors and management for services. These outstanding amounts payable are unsecured and non interest bearing with no fixed terms of repayment.

The Company pays for services from Garnet Range Resources, LLC, a related party. These services consist of road maintenance, equipment rental, earth moving services, labor, and other services as needed. For the nine months ended September 30, 2011, the Company had been billed $0 for services (December 2010 - $203,454). As of September 30, 2011, the Company had also prepaid for services of $46,611 (December 2010 - $27,914). During the period ended September 30, 2011, the Company assumed liabilities of Garnet Range Resources, LLC in the amount of $211,580, which is classified as due from related party on the balance sheet. The Company's President and CEO is a 50% owner of Garnet Range Resources, LLC.

The Company pays for accounting and payroll services from Junkermier, Clark, Campanella, Stevens, PC, a related party. At September 30, 2011, a total of $127,097 (December 2010 - $67,047) is payable for accounting services. For the nine months ended September 30, 2011, the Company had been billed $80,050 for services (December 2010 - $98,157). The Company's Corporate Secretary, Treasurer, and Board Member is a shareholder of Junkermier, Clark, Campanella, Stevens, PC.

The Company pays for consulting services from Dr. James Sears, a related party. At September 30, 2011, a total of $2,160 (December 2010 - $5,910) is payable for consulting and director services. For the nine months ended September 30, 2011, the Company had been billed $3,750 for services (December 2010 - $26,934). Dr. Sears is on the Company's Board of Directors and is a member of the Audit, Corporate Governance and Compensation Committees.

9. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

10. OTHER MATTERS

The Company engaged Source Capital Group, Inc. ("Source") to serve as its exclusive Placement Agent for a 120 day period beginning on December 6, 2010, and ending on June 4, 2011, pursuant to the written termination dated May 18, 2011. Source assisted the Company on a "best efforts" basis through the private placement offering, which began on February 16, 2011 and ended on May 17, 2011. The Company granted Source a 12 month right of first refusal to act as Placement Agent on future private placements in the event the February 16, 2011 private placement offering was successful. Source is entitled to receive (i) a cash fee equal to 7% or 12% of the gross proceeds received from a private placement offering to institutional investors and retail investors, respectively, and (ii) three year placement agent warrants equal to 7% of the number of shares sold in the private placement offering exercisable at $1.25 per share, in cash or by cashless exercise, which fees were reduced by 50% for shares sold directly by the Company. Source was also entitled to a non refundable, non accountable expense in the amount of $30,000 (which could be increased by $5,000 if outside counsel was required) and reimbursement of out of pocket expenses reasonably incurred in connection with the Placement Agent services rendered. The Company indemnified Source against certain liabilities that may be incurred in connection with the private placement offering, and, where such indemnification is not available, to contribute to the payments Source may be required to make in respect of such liabilities. The Company also agreed to pay the commissions described above if any of the Company's securities are sold to an investor introduced to the Company by or through Source within 24 months of the termination of this Offering. The Company also agreed to pay Source a closing fee of 3.00% of the amount paid or received in kind in any transaction

10. OTHER MATTERS (Continued)

between the Company and any merger, acquisition, or joint venture candidate introduced to the Company by Source. Source was also entitled to a break up fee of 1% of the total financing should Source be terminated during its period of engagement and another financing is consummated. During the contract term, a total of 316,400 shares of the Company's no par value common stock valued at $395,500, less issuance costs of $66,154 for net proceeds of $329,346, were sold and issued through the Company's efforts resulting in commissions to Source of $24,630, of which $21,080 is payable at September 30, 2011, and the issuance of 11,494 warrants valued at $11,524 to purchase the Company's no par value common stock with a cashless exercise option and an exercise price of $1.25 per share.

On June 24, 2011, one of the Company's vendors with which the Company has an overdue balance, filed a UCC Lien in the amount of $674,371 on certain assets. The assets named in the lien include all recovered valuable minerals, the proceeds, products, refined materials, dore', bullion, and accounts relating to valuable minerals currently stockpiled on a limited number of the Company's optioned patented and unpatented mineral claims. The Settlement Agreement dated June 6th, 2011 assigns 60% of the net mill receipts to the vendor related to shipments from the mining operations located on any of the described mineral claims, including the mining operations on the Lead King MS 4811 patented mining claim, to pay the outstanding balance. The balance owed to the vendor at September 30, 2011 is $480,388. Required payments against this lien take priority over any subsequently signed Production Loan Agreements. However, the Company does not believe that satisfaction of this lien will affect repayment of the Production Loan Agreements.

11. SUBSEQUENT EVENTS

Pursuant to the Production Loan Agreements more fully described in Note 5, the Company issued two (2) Production Loan Agreements to accredited investors, in an aggregate sum raised of $200,000 since the quarter ended September 30, 2011. Additionally since the quarter ended September 30, 2011, the Company will issue an aggregate of 40,000 Production Warrants valued at $47,678.

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

Off Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

(a)   Plan of Operation.

Our independent auditor has noted that there is substantial doubt about our ability to continue as a going concern at December 31, 2010. In light of our lack of revenues, and operating capital, our ability to continue as a going concern is dependent upon future events, such as the successful exploration and the future development and production of the mineral property, our ability to engage the services of highly qualified consultants who have expertise in the industry and our ability to secure additional sources of financing. See Risk Factor No. 3, "Auditor has raised substantial doubt about our ability to continue as a going concern."

Our current plan of operation for 2011 is to continue mineralized material shipments from the Lead King mine site to the Golden Sunlight Mill; continue conducting exploration activities on the Willie Lode Mining Claim mmc#210813, Lead King Quartz Lode Mining Claim ms#4511, Nancy Hanks Lode Mining Claim ms#5365, Tostman Prospecting Lease ms#7514, and the Grant and Hartford Mining Claim ms#7327 to continue to establish continuity between drill holes of mineralized material found on those claims; to continue drill and surface sampling in the contact and Coloma zones; to continue exploring the remaining patented and unpatented mining claims in order to designate additional mineralized material; to continue with mapping activities on the entire Garnet Mineral Property; continue preparations to begin underground mining operations at the Nancy Hanks mine site, which began during the second quarter of 2011; and to proceed with the preparation of our amended feasibility study. Our 2010 exploration program was designed to expand on drill results from 2008 and 2009, as well as results from Pegasus' exploration project, which identified 16 different areas of high grade mineralized material. We currently hold a Small Miners Exclusion Statement (#46-032) issued by the State of Montana which allows us to mine an unlimited amount within a five acre area of surface disturbance. We also hold an Exploration License (#00545), which has been issued by the State of Montana.

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

Mr. Flesher has also prepared the "2011 Grant Hartford Exploration Plan," which sets forth the proposed drilling plan for the 2011 season. The Company was not successful in identifying sufficient financing with reasonable terms that would allow us to complete our proposed plan, thus we modified our plan of operations. Management determined it would be in our best interest to pursue preparations to begin underground mining on our Garnet Mineral Property. In furtherance of our modified plan we began modeling existing drill data for use in mine planning, which allowed the Company to determine the feasibility to begin site preparations on the proposed Nancy Hanks underground mine. During the second quarter of 2011, we began mine portal construction for the Nancy Hanks underground mine; purchased several pieces of essential heavy equipment; continued construction on mining infrastructure including miners' office, fuel and power depot, repair shops and mine safety and security building. In July, 2011, we began shipping historical mine tailings from our Lead King mine site to the Golden Sunlight Mill in order to begin generating income to begin paying the Company's accounts payable and possibly increase our operating budget to carry out our plan of operations. Subject to further financing, the completion of our amended feasibility study, and pending the continued shipment of mineralized material to the Golden Sunlight Mill from the Lead King mine site; we anticipate continuing preparations to begin underground mining operations on the Nancy Hanks mine site. We have plans to establish an on-site fire assay laboratory for more efficient field assessment during 2012.

The Company incurred expenses of $3,358,219 for the nine months ending September 30, 2011. The monthly average expenditure for both capital and expense items in the third quarter of 2011 was approximately $373,135.

EXPENSES	Nine Months Ended September 30, 2011 (Unaudited)	Fiscal Year Ended December 31, 2011 Estimated
Management fees	$497,356	$665,000
General and administrative	$456,579	$610,000
Professional fees	$378,374	$500,000
Geological and mining expenses	$1,889,971	$3,600,000
Interest expense	$91,063	$150,000
Surface access lease payments	$44,876	$60,000
Total	$3,358,219	$5,585,000

The Company anticipates incurring expenses of $5,585,000 for the fiscal year ending December 31, 2011 reflecting the following activities on the Garnet Mineral Property: 1) continuing the mineralized material shipments from the Lead King site to the Golden Sunlight Mill, which began in July 2011 and will continue into the fourth quarter 2011; 2) continued infrastructure construction and 3) continued preparations to begin underground mining operations at the Nancy Hanks mine site, which began during the second quarter of 2011, and are anticipated to continue into the fourth quarter of 2011, with the construction of a 3,500 foot ore haul way. The monthly average expenditure for both capital and expense items during the fiscal year ending December 31, 2011 is estimated to be approximately $465,416. The Company anticipates completing an amendment to its feasibility study, continuing the mapping project on our property, establishing an on-site fire assay laboratory and beginning underground mining operations during the fiscal year ending December 31, 2011.

(b)   Management Discussion and Analysis of Financial Condition.

Liabilities	At September 30, 2011	At December 31, 2010
Accounts payable and accrued expenses	$3,110,614	$1,643,972
Short-term notes, net of discounts	$2,107,026	$0
Due to related parties	$866,859	$682,914
Capital lease payable	$60,966	$62,060
Related party short-term notes	$78,671	$46,171
Long-term capital lease payable	$0	$9,524
Total Liabilities	$6,224,136	$2,444,641

As at September 30, 2011, we had total liabilities of $6,224,136 as compared to total liabilities of $2,444,641 at December 31, 2010, representing an overall increase of $3,779,495 or approximately 155%. This increase was due primarily to an increase in short-term notes from $0 to $2,107,026, as part of the Schumacher notes as related to the beginning of mining operations, the retirement of rental fees for, and the subsequent purchase of, heavy equipment to facilitate operations on the Garnet Mineral Property. The total liabilities increase was also due, to an increase in accounts payable and accrued expenses of $1,466,642 or approximately 89%, as related to the costs to begin shipping mineralized material to the Golden Sunlight Mill from the Lead King site, along with beginning the portal to begin underground mining on the Nancy Hanks patented claim and continued work on the updated feasibility study. Amounts due to related parties also increased by $183,945 or approximately 27%, due to the continued work load required of our management in order to carry out our plan of operations while we did not have adequate capacity to pay for these services.

Stockholders' Equity (Deficit)	At September 30, 2011	At December 31, 2010
Common Stock	$16,699,270	$15,161,420
Accumulated deficit - exploration stage	$(11,899,078)	$(8,932,409)
Total Stockholders' Equity (Deficit)	$4,800,192	$6,229,011

As compared to the period ended December 31, 2010, the Company's accumulated deficit increased by $2,966,669, or approximately 33%, during the nine month period ended September 30, 2011, which accounts for the net losses for the period, which are further described in the operating loss section set forth above. As compared to the fiscal year ended December 31, 2010, the Company's total stockholders' equity at September 30, 2011 decreased by $1,428,819, or approximately 23%. This decrease is attributable to our Placement Agent's, Source Capital Group, Inc., failure to complete our Private Placement Memorandum dated February 16, 2011, as more fully described in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Form 10-Q.

Income Taxes

For the period from inception March 15, 2007 through September 30, 2011, we paid $260 in income taxes.

Results of Operations - Three months period ended September 30, 2011.

Revenues and Other Income

For both of the three month periods ended September 30, 2011 and September 30, 2010, and pursuant to the Company's primary business operations, we did not generate any revenues. The Company does, however, have an agreement in place to sell a maximum of 30,000 short tons of ore from old tailings from the Lead King mine to Golden Sunlight Mines, Inc. Revenue generated from this activity is ancillary to the primary operations of the Company and is therefore classified as Other Income. As of the three months ended September 30, 2011, we generated other income of $391,550, as compared to $0 for the three months ended September 30, 2010. Mill receipts included in other income are presented net of related testing, milling and transportation costs.

Operating Loss

EXPENSES	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Management fees	$168,610	$190,700
General and administrative	$267,869	$105,802
Professional fees	$219,960	$99,996
Geological and mining expenses	$1,561,821	$831,628
Interest expense	$84,011	$16,118
Surface access lease payments	$15,123	$15,123
Total	$(2,317,394)	$(1,259,367)

For the three months period ended September 30, 2011, we incurred a net loss of ($2,317,394), as compared to a net loss of ($1,259,367) for the three months period ended September 30, 2010, an increase of $1,058,027 representing an approximate 84% increase in net losses. This net increase in operating losses was a result of the costs associated with entering into short term notes to obtain heavy equipment, and beginning surface and mine preparations for underground mining on the Nancy Hanks patented mining claim. Management fees decreased by $22,090 or approximately 12% as a result of the elimination of the Vice President of Marketing position, which offset fulfilling the terms of employment agreements with the Company's President, Eric Sauve, the Company's Senior Consultant, Aaron Charlton in which their salaries increase by six percent (6%), from $16,854 to $17,865 on June 1, 2011 and the continuation of the increase in monthly salary of $12,500, to our Vice President of Marketing and Finance, BJ Ambrose. General and administrative costs increased by $162,067 or approximately 153%, which was primarily due to the depreciation of heavy equipment purchased for use in shipping material from the Lead King mine site and preparing for underground mining on the Garnet Mineral Property. Professional fees increased by $119,964 or approximately 120%, which were attributable to additional legal fees incurred during negotiations in the Company's attempt to obtain financing.

Geological and mining expenses increased by $730,193 or approximately 88%, which was primarily related to surface preparations and portal construction to begin underground mining on the Nancy Hanks patented claim and continued work on the updated feasibility study. Interest expenses increased by $67,893 or approximately 421%, which was due to the interest incurred and loan bonuses paid through entering into the Schumacher notes, which enabled the Company to purchase equipment, begin underground mine preparations and begin shipping mineralized material from the Lead King mine site. For the fiscal year ending December 31, 2011, management plans to satisfy our cash requirements and working capital needs in order to proceed with the necessary exploration and development of the Garnet Mineral Property through completing private placements of debt or equity offerings; other income from the shipment of mineralized material from the Lead King site to the Golden Sunlight Mill; the identification and entering into arrangements with strategic partners; and as necessary, loans and debt instruments through third party financial institutions secured by the Company's assets.

Results of Operations - Nine month period ended September 30, 2011.

Revenues and Other Income

For both of the nine month periods ended September 30, 2011 and September 30, 2010, and pursuant to the Company's primary business operations, we did not generate any revenues. The Company does, however, have an agreement in place to sell a maximum of 30,000 short tons of ore from old tailings from the Lead King mine to Golden Sunlight Mines, Inc. Revenue generated from this activity is ancillary to the primary operations of the Company and is therefore classified as Other Income. As of the nine months ended September 30, 2011, we generated other income of $391,550, as compared to $0 for the nine months ended September 30, 2010. Mill receipts included in other income are presented net of related testing, milling and transportation costs.

Operating Loss

EXPENSES	Nine Months Ended September 30, 2011	Nine Months Ended Nine 30, 2010
Management fees	$497,356	$779,162
General and administrative	$456,579	$351,875
Professional fees	$378,374	$348,630
Geological and mining expenses	$1,889,971	$1,688,248
Interest expense	$91,063	$117,628
Surface access lease payments	$44,876	$44,876
Total	$(3,358,219)	$(3,330,419)

As of the nine month period ended September 30, 2011, we incurred a net loss of ($3,358,219), as compared to a net loss of ($3,330,419) for the nine month period ended September 30, 2010, an increase of $27,800 representing an approximate 1% increase in net losses. While there was a nominal increase in operating losses, there were several significant fluctuations in the expenses making up the Company's Operating Losses. Management fees decreased by $281,806 or approximately 36% as a result of the absence of the stock compensation bonuses awarded to the Company's Vice Presidents of Corporate Finance and Marketing during the first quarter of 2010 and through the elimination of the Vice President of Marketing position. General and administrative costs increased by $104,704 or approximately 30%, and professional fees increased by $29,744 or approximately 9%. Geological and mining expenses increased by $201,723 or approximately 12%, which was attributable to the costs associated with portal construction to begin underground mining on the Nancy Hanks patented claim and continued work on the updated feasibility study. Interest expenses decreased by $26,565 or approximately 23%, which was due to a decrease in the Company's need to enter into short term debt instruments for the purposes of carrying out the plan of operations during the first three quarters of 2011. We estimate our operating expenses will increase during the fiscal year ending December 31, 2011 to $5,585,000. The increase will be attributable to fulfilling the terms of employment agreements with the Company's President, Eric Sauve, the Company's Senior Consultant, Aaron Charlton in which their salaries increase by six percent (6%), from $16,854 to $17,865 on June 1, 2011 and the continuation of the increase in monthly salary of $12,500, to our Vice President of Marketing and Finance, BJ Ambrose, the completion of our amended feasibility study, continued preparations to begin underground mining operations at the Nancy Hanks mine site located on the Garnet Mineral Property, establishing an on-site fire assay laboratory, and continued mineralized material shipments from the Lead King site to the Golden Sunlight Mill.

Liquidity and Financial Resources

We had a working capital of ($4,877,439) at September 30, 2011, compared to working capital of ($2,077,836) at December 31, 2010. For the nine month period ended September 30, 2011, net cash used in operating activities was ($1,984,302), as compared to the nine month period ended September 30, 2010 of ($1,659,392). For the nine months period ended September 30, 2011, net cash used in investing activities was ($397,727), as compared to ($175,520) of net cash used in investing activities in the nine month period ended September 30, 2010. For the nine month period ended September 30, 2011, financing activities provided $2,391,928 compared to $1,783,239 for September 30, 2010. Cash flow from financing activities in 2011 was due to the Company entering into a short term debt instrument for the purchase of heavy and industrial equipment and through the sale of our common stock pursuant to a Private Placement Memorandum dated February 16, 2011, and a Private Placement Memorandum dated July 27, 2011, which are further described under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds section of this Form 10-Q. Cash flow from financing activities in 2010 was due to the Company entering into Promissory Notes and through the sale of our common stock pursuant to the Exempt Offering dated January 2010 as more fully described in our Form 10-K for the fiscal year ending December 31, 2010. Net cash for the nine month period ended September 30, 2011 increased by $9,899 as compared to a decrease of ($51,673) for the nine month period ended September 30, 2010. At the nine month period ended September 30, 2011, we had cash of $11,193.

From the date of the incorporation of March 15, 2007 through September 30, 2011, we have paid services valued at $1,078,000 through the issuance of 957,525 common shares, have raised an aggregate of $2,842,831 in cash through the issuance of 3,079,974 common shares, and paid debt of $4,839,054, which included interest resulting from the Company's short-term notes, through the issuance of the Company's no par value common stock.

The Company, through its Officers' and Directors' relationships with friends, family members and close business associates, intends to correct any deficiency in working capital through the sale of its common equity to investors and/ or through the identification of and potentially entering into arrangements with strategic partners in order to fund our operations in 2011. The Company believes it has identified sufficient funding for its growth from these sources.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4T.     Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer/ Chief Financial Officer for the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.

Management's Report on Internal Control over Financial Reporting

Our management, in combination with our Board of Directors' Audit and Corporate Governance Committees, are responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. During the first quarter ending March 31, 2011, we formed and authorized the Audit, Corporate Governance and Compensation Committees of our Board of Directors for the purposes of assisting management with the Company's internal controls over financial reporting. These committees have not yet begun to implement their respective operations, therefore the changes that occurred during the quarter ending March 31, 2011 have not materially affected the period covered by this report, and are reasonably not likely to materially affect the Company's internal controls over financial reporting.

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

2:    We will require additional funding.

As of September 30, 2011, we had cash in the amount of $11,193. We currently anticipate incurring expenses of approximately $5,585,000 for the fiscal year ending December 31, 2011, which we plan to use in order to complete our feasibility study, fund our 2011 Exploration Season, continue the mapping project on our property, establish an on-site fire assay laboratory, ship mineralized material from the Lead King mine site to the Golden Sunlight Mill, and continue preparations to begin underground mining operations at the Nancy Hanks mine site on our Garnet Mineral Property. We will require additional financing in order to begin and complete our current plans for the 2011 exploration season and may require additional financing for future phases on our Garnet Mineral Property. We currently have limited operations at the Lead King mine site and propose to continue shipments and generating other income into the fourth quarter of 2011. Our business plan calls for significant exploration expenses. We will require additional financing to sustain our business operations if we are not successful in earning sufficient revenues once exploration is complete. In the event that our exploration programs are successful in sufficiently estimating the mineralized material continuity between drill holes and we exercise our mineral claim purchase option, we may require additional funds in order to place the patented and unpatented mining claims into the development and commercial production stages. We currently do not have any finalized arrangements for financing and we may not be able to obtain financing when required and on favorable terms. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver and other metallic minerals and the costs of exploring for, developing and producing these materials. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations.

3:   Auditor has raised substantial doubt about our ability to continue as a going concern.

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2010 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit since inception of $11,899,078 for the period from our inception, March 15, 2007, to September 30, 2011, and have no revenues. Our future is dependent upon our ability to obtain financing and upon successful exploration and future development and production stages on the patented and unpatented mining claims. This is a significant risk to investors who purchase shares of our Common Stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational. Potential investors should also be aware of the difficulties normally encountered in the exploration stage of mining companies and the high rate of failure of such enterprises. Our auditor's concern may inhibit our ability to raise financing because we may not remain operational, which would most likely cause our business to fail.

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

We have only completed three drilling seasons on our mining claim holdings for which we have acquired our options. We recently acquired additional unpatented mining claims and mining leasehold interests, which we began exploring in 2010 and of which will require additional exploration. As a result, we have no way to evaluate the likelihood that we will be able to operate our business successfully and move to the next mining stage on our Garnet Mineral Property. There is no history upon which to base any assumption as to the likelihood that we will prove successful. While we began generating income during the third quarter of 2011, we have not begun earning revenues pursuant to the Company's primary business operations as of the date of this Form 10-Q. Thus, we face a high risk of business failure which could result in a loss of confidence by our shareholders or potential investors and could result in a disruption to the business, adversely affecting our Company and the existing shareholders.

7:   We may be unable to retain the consultants upon which we rely.

We have agreements with consultants to perform services for us including with an independent engineer for the review of the historical information available on the mining claims we have under option, the results from the previous exploration work performed on these mining claims, as well as the result of our exploration during the 2008 through 2011 drilling seasons in order to prepare the Company's Feasibility Study pursuant to Industry Guide 7, and to make recommendations based on those reviews; with a firm for engineering services in order to complete mill and property engineering on the Garnet Mineral Property; with the University of Montana to utilize the Geological Department and Geographical Information Systems Department to digitize data; with geologist consultants for mapping the Garnet Mineral Property; assistance with the Vulcan Sub-Surface 3D Mine Modeling Program; and assistance with sampling, mapping and drill rig activities on the Garnet Mineral Property. We also have agreements with an independent laboratory to perform analyses on geological samples and an engineering firm for a water base line study and survey for a mill and tailings impoundment. We also have agreements with independent companies to provide hauling services in our shipment of mineralized material to the Golden Sunlight Mill from the Lead King mine site; along with an independent mining company to complete the portal construction and other preparations required to begin underground mining on the Nancy Hanks patented claim.

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

8:   We may be unable to continue to sell our mineralized material to third party mill facilities for processing, or the ore processing fees may become prohibitive in the cost effectiveness of continuing mineralized material shipments for processing.

We currently have an agreement in place to sell a maximum of 30,000 short tons of ore from old tailings from the Lead King mine site to Golden Sunlight Mines, Inc. ("Golden Sunlight Mill"). The Golden Sunlight mill is an independent third party mill facility that receives ore from various locations around the area. Thus, there is no guarantee that the Golden Sunlight Mill will continue to process our mineralized material, nor is there any guarantee that the processing fees may not become prohibitive in our continued shipment of mineralized material for processing. In the event we are unable to continue mineralized material shipments to the Golden Sunlight Mill, the income we are currently generating from the Lead King mine site would not continue, which could interfere with the implementation of our business plan, and may have an adverse effect on the value of our common stock and may cause our business to fail.

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

10:   There may exist potential conflicts of interest between us and Garnet Range Resources, LLC

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

11:   We are not indemnified under our agreement with Garnet.

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

12:   Reliance on third party contractors.

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

13:   We have entered into an orderly plan for payment to cure a default under the terms of our contract with one of our third party contractors, who has filed a lien secured by 6 of our 23 optioned patented mineral claims and 2 of our 122 optioned unpatented mineral claims.

We are currently in default under the terms of our contract with one of our third party contractors, CDM Constructors, Inc., who had filed a UCC Lien in the amount of $674,371 on certain assets. The assets named in the lien include all recovered valuable minerals, the proceeds, products, refined materials, dore', bullion, and accounts relating to valuable minerals currently stockpiled on the following patented claims optioned through Commonwealth Resources, LLC: Free Coin MS 4652, Lead King MS 4811, Bull's Eye MS 4651, Bull's Eye Fraction MS 9405, Grant and Hartford MS 7327, White Cloud MS 5631, Red Cloud MS 5451 and on the following unpatented claims optioned through Commonwealth Resources, LLC: GHC 50 and GHC 52. The Settlement Agreement dated June 6th, 2011 assigns 60% of the net mill receipts to the vendor related to shipments from the mining operations located on any of the described mineral claims, including the mining operations on the Lead King MS 4811 patented mining claim, to pay the outstanding balance. The balance owed to the vendor at September 30, 2011 is $480,388.

While we are in default under the terms of our contract and there is a lien filed against the assets described above, we have entered into the .822656113.Combination Settlement Agreement, Security Agreement, and Assignment of Proceeds, which sets forth an orderly plan for payment of the balance owed and CDM Constructors, Inc. is continuing to provide us services necessary for our continued exploration and operations on our Garnet Mineral Property. In the event that we are unable to satisfy the requirements of the orderly plan for payment, CDM Constructors,

Inc. may be forced to limit, or discontinue their services on our Garnet Mineral Property until such time that the Company is able to pay all or a portion of its obligations. This limited or discontinued service could have a material adverse effect on our ability to carry on our operations and therefore limit, delay, or increase the cost of our operations which in turn could have an adverse affect on the value of our common stock, and could cause our business to fail. Additionally, a default on any part of this agreement would clearly prohibit our ability to use these assets as collateral to obtain debt financing, which could adversely affect the execution of our business plan.

14:   Exploration stage mining companies experience a high rate of failure from the occurrence of unanticipated issues.

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

15:   Our property insurance may not cover liability that we may be subject to in the future.

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

16:   Non-Consent to Use Geological Reports.

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

17:   We will continue to incur losses for the foreseeable future.

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

18:   Because access to the mineral property may be restricted by inclement weather, the Company may be delayed in its exploration efforts.

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

19:   The mine exploration business is highly competitive.

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

20:   A ready market may not exist for the sale of any proven/probable reserves identified in the future.

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

21:   Our operations are subject to numerous governmental permits which are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.

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

22:   Our anticipated underground mining operations are subject to stringent federal and state safety regulations that increase our cost of doing business, and may place restrictions on our operating methods. In addition, government inspectors under certain circumstances, have the ability to order our operations to be shut down based on safety considerations.

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

24:   We must comply with all Environmental Protection Agency (EPA) requirements, such as the Clean Air Act and the Clean Water Act.

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

25:   Our exploration operations are subject to any future environmental regulations, which could result in additional costs and operational delays.

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

26:   Our exploration activities rely upon our ability to retain our current mining permit and obtain additional permits for our future operations.

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

27:   Several of our Prospecting Leases are on BLM owned patented claims.

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

28:   We may produce air emissions and pollutions that could fall under the jurisdiction of U.S. Federal Laws.

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

29:   Any new legislation that may be proposed could significantly affect the mining industry.

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

30:   Increased costs could affect our financial condition.

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

31:   In the event that our optioned mining claims become invalid, we will lose all rights that we have in the 23 patented and 122 unpatented mining claims.

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

32:   In the event we fail to make our scheduled option payments, we will lose all interest that we have in the optioned patented and unpatented mining claims.

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

33:   In the event that our acquired mining claims and leasehold interests become invalid, we will lose the 91 unpatented mining claims and 8 leasehold interests.

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

34:   We have not completed mapping and verification of our newly acquired 91 unpatented claims and 8 prospecting leases on BLM owned patented claims.

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

35:   We have been exploring a mineral claim, of which we own no right or title to the mineral rights thereon.

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

36:   Compliance with Sarbanes-Oxley may result in our inability to achieve profitability.

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

Risk Factors Relating to Our Common Stock and this Offering

37:   We are required to annually evaluate our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material effect on the price of our Common Stock.

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

38:   Indemnification of Officers and Directors may prohibit stockholder action against the Company.

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

39:   We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

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

40:   The price of our Common Stock may be adversely affected by fluctuations in gold prices.

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

41:   We have not paid dividends in the past and do not expect to distribute cash dividends in the future. Any return on investment may be limited to the value of our common stock.

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

42:   There is no public trading market for our Common Stock and no public market may develop.

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

43:   Our Common Stock may be deemed a "penny stock", which would make it more difficult for investors to sell their shares

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

44:   Our common stock is to certain restrictions on transferability.

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

45:   Commonwealth owns a majority of our outstanding voting stock.

Commonwealth owns approximately 61.5%, or 20,759,532 shares of our total outstanding common stock. The following individuals, officers and affiliates of our company, are members of Commonwealth and have beneficial ownership and the right to vote the following shares of our company held by Commonwealth: Eric Sauve, 2,218,945 shares; Aaron Charlton, 11,645,181 shares; Kim L. Charlton, 2,255,830 shares and Rodney K. Haynes, 4,639,576 shares. Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholders votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transactions such as mergers. Eric Sauve is our President, CEO, CFO and a director, Aaron Charlton, our Senior Consultant, supervises our drilling program, deals with contractors and is our liaison with the BLM state and local agencies, Kim Charlton is Aaron Charlton's sister. The interests of Commonwealth and our management may not coincide with the interests of our shareholders, which could result in a loss of confidence by our shareholders or potential investors adversely affecting the value of our common stock. Any conflicts of interest between the company and Commonwealth could delay the implementation of our business plan, which could have a detrimental effect on our business and the value of our shareholders' investment.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On February 16, 2011, pursuant to a private placement of our common stock, upon which we relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering through our Placement Agent, Source Capital, and our Officers and Directors, on a "best efforts basis", an aggregate of 6,160,000 shares of common stock at a purchase price of $1.25 per share. Through this offering, which closed on May 17, 2011, 316,400 shares were purchased for $395,500 by 17 accredited investors.

On or about, July 27, 2011, pursuant to a private placement of our common stock, upon which we relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering to accredited investors, through our Officers and Directors, on a "best efforts basis," and through the date of this Form 10-Q 295,350 shares were purchased for aggregate proceeds of $590,700.

On or about, September 13, 2011, the Company began offering a series of Production Loan Agreements, offered pursuant to an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended ("Production Loan Agreement"). The Company began offering the Production Loan Agreement on a best efforts basis through its Officers , Directors, and Key Employees, for an aggregate offering of $1,000,000 comprised of up to ten (10) short term notes for $100,000 each. The Production Loan Agreements are for a term of six months and pay interest equal to 20% per annum, which shall be paid from 10% of the net mill receipts related to shipments from the mining operations at the Lead King mine site located on the Company's Garnet Mining Property, starting November 1, 2011. Furthermore, in consideration of the entering into each Production Loan Agreement and in recognition of the significant risk to the lender in doing so, the Company will issue 20,000 warrants to purchase the Company's no par value common stock with an exercise price of $2.00 per share ("Production Warrants"). As of the date of this Form 10-Q, the Company issued four (4) Production Loan Agreements to accredited investors, in an aggregate sum raised of $400,000, which are due in full no later than May 7, 2012. Additionally, as of the date of this Form 10-Q, the Company will issue an aggregate of 80,000 Production Warrants valued at $94,614.

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

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.     (Removed)

N/A.

ITEM 5.     Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

On June 6, 2011, Grant Hartford Corporation entered into the .822656113.Combination Settlement Agreement, Security Agreement, and Assignment of Proceeds ("Agreement") with CDM Constructors, Inc. ("CDM"), the firm providing support services for mine and mill development on our Garnet Mineral Property. On June 24, 2011, CDM filed the Agreement as an exhibit to a UCC Lien with the Montana Secretary of State, in the amount of $674,371 on certain assets. The assets named in the lien include all recovered valuable minerals, the proceeds, products, refined materials, dore', bullion, and accounts relating to valuable minerals currently stockpiled on the following patented claims optioned through Commonwealth Resources, LLC: Free Coin MS 4652, Lead King MS 4811, Bull's Eye MS 4651, Bull's Eye Fraction MS 9405, Grant and Hartford MS 7327, White Cloud MS 5631, Red Cloud MS 5451 and on the following unpatented claims optioned through Commonwealth Resources, LLC: GHC 50 and GHC 52. The Agreement assigns 60% of the net mill receipts to CDM, as they relate to shipments from the mining operations located on any of the described mineral claims, including the mining operations on the Lead King MS 4811 patented mining claim, to pay the outstanding balance.

ITEM 6.     Exhibits.

Exhibit Number	Description
10.44	GHC/CDM Combination Settlement Agreement
10.45	UCC lien filing
31.1	Certification of the Chief Executive Officer, Chief Financial Officer and Director as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Secretary/Treasurer and Director, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date:   November 21, 2011

By:   /s/Eric Sauve
        Eric Sauve
        President, Chief Executive Officer, Chief Financial Officer and Director

Date:   November 21, 2011

By:   /s/David Gilmer
        David Gilmer
        Secretary/Treasurer and Director