Form 10-K
period 2011-12-31
GRANT HARTFORD CORP
filed 2012-04-17
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Large accelerated filer   Yes ☐     No ☐                Accelerated filer   Yes ☐     No ☐

Non-accelerated filer (Do not check if a smaller reporting company)    Yes ☐     No ☐                Smaller reporting company   Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates was $21,102,104. The aggregate market value was calculated by taking total shares at 12/31/2011 (34,224,541) less shares summarized in the Security Ownership for the shareholders listed (23,673,489) multiplied by $2 per share.

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

yAs of April 6, 2012, the Registrant had 34,270,541 shares of its no par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

GRANT HARTFORD CORPORATION
FORM 10-K

For the fiscal year ended December 31, 2011

TABLE OF CONTENTS

PART I

Page
Item 1. Item 1A. Item 1B. Item 2. Item 3. Item 4.	Business. Risk Factors. Unresolved Staff Comments. Properties. Legal Proceedings Mine Safety Disclosures.	7 70 87 87 99 99

PART II

Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9. Item 9A(T). Item 9B.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Selected financial data. Management's Discussion and Analysis of Financial Condition and Results of Operations. Quantitative and Qualitative Disclosures About Market Risk. Financial Statements and Supplementary Data. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Controls and Procedures. Other Information.	99 104 104 112 112 112 112 114

PART III

Item 10. Item 11. Item 12. Item 13. Item 14.	Directors, Executive Officers and Corporate Governance. Executive Compensation. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Certain Relationships and Related Transactions, and Director Independence. Principal Accounting Fees and Services.	114 119 122 124 125

PART IV

Item 15.	Exhibits, Financial Statement Schedules. 10.42 GHC CRW Option Agreement 2nd Amendment 10.43 Amended Common Stock Rescission and Exchange Agreement 31.1 Eric Sauve Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 31.2 David Gilmer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 32.1 Certification pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002	126
Signatures Index to Financial Statements	126 F-i

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

PART I

Item 1.     Business.

General

We were incorporated on March 15, 2007, under the laws of the State of Montana. Our Company is a mineral exploration, development and production company, which is currently in the exploration stage of historically designated mineralized material on the Garnet Mineral Property, located in Missoula, Montana. Exploration activities were minimal in 2011. Most of the planned drilling and exploration activities for 2011 were deferred, due to commencement of the construction of a portal, 400 feet of decline and the building of surface facilities for the proposed Nancy Hanks Mine. We also rebuilt and surfaced the Nancy Hanks haul roads with 28,000 tons of gravel. During 2011, the Company shipped 32,000 tons of historic Mine Dumps from the Lead King Mine and recovered 1,500 ounces of gold from processing the historic Mine Dump material at Golden Sunlight's Toll Mill in Whitehall, Montana. The decision to begin mine development at the Nancy Hanks mine resulted from the assessment of exploration drilling completed in 2010.

On June 15, 2007, we acquired an option from Commonwealth Resources, LLC ("Commonwealth") to purchase a 100% interest in the mineral rights (excluding surface rights) to 23 patented mining claims and 122 unpatented mining claims related to the Garnet Mineral Property. Subsequently, on May 24, 2010, the Company entered into a Share Purchase Agreement with Commonwealth, which was approved by the shareholders on June 24, 2010, whereby the Company purchased an additional 90 unpatented mining claims and 8 leasehold interests on Bureau of Land Management ("BLM") owned patented mining claims. In 2011 the Company acquired, by staking and registering, 177 new, unpatented mining claims in Beaverhead, Broadwater, Granite, Jefferson, Madison, Missoula, Powell and Sanders Counties, Montana.

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

During the third and fourth quarters of 2008, we began a definition drilling program consisting of 54 reverse circulation drill holes, totaling 13,203 feet, which examined three vein systems located on the Garnet Mineral Property. The Company's designated drill targets were based on results of the exploration conducted by Pegasus between December 1989 and December 1992, which consisted of 147 reverse circulation holes, totaling 47,646 feet, six core holes, totaling 1,710 feet, and 4,110 samples including soil, trench, channel, rock chip, dump, underground, and stream sediment samples. Other exploration activities completed by Pegasus include geochemical soil analysis, induced polarization, VLF and air magnetometer surveys, surface and underground mapping and sampling, historic dump surveys, and trench and grab sampling.

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

The 2009 exploration drill program targeted the completion of 150 reverse circulation drill holes in order to further define underground and pit mineralized material located in the Nancy Hanks and Dewey mineral claims. A total of 111 reverse circulation drill holes, totaling 37,763 feet, were completed during the 2009 exploration program. Of these, 62 holes totaling 21,840 feet, were drilled in the greater Nancy Hanks Pit area. Total drill footage for 2009 was nearly three times the footage drilled by us in 2008. In addition to the Nancy Hanks Pit area, the program included exploration of the Willie Vein System and began definition of the Tostman and Tiger mineralized deposits in the greater project area.

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

In 2011, the emphasis was on beginning the excavation of an access drift in the hanging wall of the Nancy Hanks veins system, and in preparing the needed infrastructure to manage the mine.

Acquisition of patented and unpatented mineral claims

In June, 2007, we acquired an exclusive option to purchase the mineral interests to 23 patented mineral claims and 122 unpatented mineral claims located within the Garnet Mining District of Granite County, Montana (the "Garnet Mineral Property") from Commonwealth pursuant to an option agreement (the "Option Agreement"). On May 24, 2010 we purchased 90 unpatented claims and 8 leasehold interests on BLM owned patented claims from Commonwealth. Commonwealth retained the services of WGM Survey Co. of Missoula, Montana to physically stake and record ownership in these 122 unpatented mineral claims with Granite County, Montana and the BLM. The owner of record on 22 of the 23 patented mineral claims is

Commonwealth. The owner of record of the other patented claim, the Free Coin, is River Terrace Estates, Inc. ("River Terrace"). Commonwealth entered into a mining lease with River Terrace ("Mining Lease") which provides for a lease and option to purchase the Free Coin patented mining claim. Pursuant to the terms of the Option Agreement and a partial assignment of the mining lease, we acquired the right to lease and the option to acquire the Free Coin mineral rights and patented mining claim. The material terms of the Free Coin patented mining claim transaction are further set forth in the "Material Agreements" section of this Form 10-K below.

The 212 unpatented mineral claims are administered by the BLM under the provisions provided for by the 1872 Mining Law. The Company's interests in 90 unpatented mineral claims and Commonwealth's interest in 122 unpatented mineral claims continue in perpetuity provided the Company and Commonwealth each pay an annual $140 maintenance fee on each mineral claim in compliance with the BLM regulations pertaining to unpatented mining claims. Currently, the aggregate annual maintenance fee paid by us for the 90 claims and Commonwealth for 122 claims is $12,600 and $17,080, respectively. The annual maintenance fee is set annually by the BLM.

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

Three of the patented mining claims (Fourth of July (ms#5453), North Star (ms#9404), and the Harold (ms#5812), owned by Commonwealth have a trust indenture, bearing interest at 12% per annum, in the amount of $85,571.

The 8 leasehold interests on BLM-owned patented claims rely upon a Prospecting Permit obtained from the BLM. These leasehold interests will continue in perpetuity provided that the Company, (i) files an extension for its Prospecting Permit 90 days prior to the expiration date, (ii) tenders the annual rental payment, equal to $0.50 per acre, or a minimum of $20, (iii) drills or excavates at least one exploration hole, trench, test pit, or performs some other comparable exploration, and (iv) periodically updates the BLM on our operations plan and obtains and maintains an adequate bond. On August 31, 2010, we submitted a periodic operation plan update to the BLM, paid a $9,495 fee associated with the BLM review process, and verified that our Prospectors Permit is in good standing. Approval for the continuation of the Prospectors Permit is dated February 28, 2011 and was received on April 27, 2011 by us. We will request a continuation for another two years before November 30, 2012. As of the date of this Form 10-K, we have a bond amount in place of $15,801 for our exploration activities on our 8 leasehold interests.

Material Agreements

Option Agreement with Commonwealth

On June 17, 2007, we entered into a seven-year Option Agreement, which we amended on June 28, 2010, whereby the term was extended by three additional years. The Option Agreement conveys to us an exclusive option to purchase the mineral rights to 23 patented mining claims and 122 unpatented mining claims from Commonwealth at any time during the term of the Option Agreement upon the payment of $7,000,000. Pursuant to the Option Agreement, we have the right to explore for minerals, develop potential mining targets, and enter into limited gold production, subject to the payment of a 5% net smelter return on any ore processed during the option period to be paid within fifteen days of the close of each calendar month. The Option Agreement requires us to (i) make annual option payments of $190,000 for the first eight years of the agreement on June 15 of each year, provided we complete surface improvements in lieu of the $190,000 cash payment during the years of 2011 and 2012, (ii) make annual option payments in cash, or surface improvements in lieu of cash payments, of $400,000 during 2015 and 2016, and (iii) make annual surface access lease payments of $60,000.

Pursuant to the Option Agreement, on June 15, 2007 and January 24, 2008, we also issued a total of 19,000,000 shares of our Common Stock to Commonwealth at $0.125 per share for a total consideration valued at $2,375,000.

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

From inception through December 31, 2011, we paid a total of $88,732 on behalf of Commonwealth for BLM assessment fees and property taxes, and we paid Commonwealth a total of $1,416,960 in annual option payments and annual surface access lease payments.

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

The Surface Lease may be terminated upon a breach of the Surface Lease which include: our failure to pay all taxes and assessments, or conduct all work on the subject claims; our use of the property in a way not set forth in the Surface Lease; our failure to pay the rent payment; our committing or suffering any waste in or upon the property; our making of a general assignment for the benefit of creditors or an insolvency assignment or filing a voluntary petition for bankruptcy. In the event GHC fails to pay all taxes and assessments and perform all work on the subject claims, Commonwealth has the right, without notice, to make payments or perform the work required. This default may be cured by us if we reimburse Commonwealth for the full costs for completing the requirements in a timely manner. Otherwise termination of the agreement requires written notice of default to be delivered to us no sooner than 10 days from the defaulting event. We have 30 days from delivery of a notice of default from Commonwealth to cure any other default under the Surface Lease. If we fail to cure within such 30-day period, Commonwealth may re-enter the property, take possession and terminate the Surface Lease, whereby we will forfeit all rents paid and are responsible for any damages suffered by Commonwealth as a result of the default.

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

Share Purchase Agreement with Commonwealth

On May 24, 2010, we entered into the Share Purchase Agreement with Commonwealth, which was subsequently approved by the shareholders on June 24, 2010, whereby we purchased an additional eight prospecting leases on BLM owned patented mining claims and 90 unpatented mining claims, which are more particularly described in Schedule B, attached to the Share Purchase Agreement, which was filed as an Exhibit to our Form 8-K, filed with the Securities and Exchange Commission on May 26, 2010. In consideration for the purchase of the eight prospecting leases on BLM owned patented mining claims and 90 unpatented mining claims, we issued 5,000,000 shares of our common stock at $1.00 per share to Commonwealth on May 24, 2010. Additionally, we agreed to pay to Commonwealth, within fifteen days of the end of each calendar month, a 5% net smelter return on any ore processed by us from the unpatented mining claims, excluding ore processed from the Shamrock unpatented mining claim. In the event that we do not exercise our option under the Option Agreement, we are required to release all eight prospecting leases and the 90 unpatented claims, to Commonwealth at no cost.

Certain Relationships and Related Transactions

We are a party to each of the following material agreements with Commonwealth as described above: Option Agreement, Non Exclusive Surface Lease Agreement, Amended Mining Lease, and Share Purchase Agreement. Commonwealth is 10% owned by Eric Sauve, our President, CEO, CFO and Director, 55% owned by Mr. Aaron Charlton, Senior Consultant to our Company, and 10% owned by Kim L. Charlton, Aaron Charlton's sister.

On July 6, 2009, we entered into a non-exclusive Agreement with Garnet Range Resources, LLC ("Garnet"), a related party, for an open ended term, wherein Garnet is to provide support services to us which includes the operation of heavy equipment, provision of labor and coordination of project management with respect to exploring the mining claims located on the Garnet Mineral Property, including an operator, all maintenance, repair and support of the equipment, payment of taxes, insurance and all operating expenses. Garnet is obligated under the Agreement to provide all such services to us at or below the current market value, evidenced by Garnet obtaining at least two bids annually for the services provided. Garnet is solely responsible for employing personnel and related costs. Garnet holds us harmless from liability. We are each required to maintain $1,000,000 insurance liability coverage. Garnet is 50% owned by each of Eric Sauve, our President, CEO, CFO and a director and Joyce Charlton, the spouse of Aaron Charlton, Senior Consultant to our Company. Additionally, from time to time, Aaron Charlton, our Senior Consultant, consults with Garnet.

For the year ended December 31, 2011, the Company had been billed $0 for services (December 2010 - $203,454). As of December 31, 2011, the Company had also prepaid for services of $45,795 (December 2010 - $27,914). During the year ended December 31, 2011, the Company assumed liabilities of Garnet Range Resources, LLC in the amount of $211,580, which is classified as due from related party on the balance sheet (see Note 7 of the Financial Statements for more information on the transaction).

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

We paid Dr. Sears, a director of our Company, an aggregate of $8,500 in 2011 for consulting services in leading our geology team in various mapping programs on our Garnet Mineral Property.

2011-2012 ANNUAL REPORT
2011 MINING AND DEVELOPMENT ACTIVITIES AND RESULTS
AND 2012 PROJECTED MINING AND EXPLORATION ACTIVITIES

GARNET DISTRICT

In 2011, the Company's activities consisted principally of development of the Nancy Hanks Mine, and, secondly, of limited exploration activities. The description of those activities will follow a summary report by Dr. James W. Sears, consulting geologist, of the geological features in the Garnet district that are of particular import to the claims available for development by the Company.

Summary Report of James W. Sears, PhD

Gold-bearing quartz veins in the consolidated Grant-Hartford Corporation claim blocks:

New discoveries

Garnet-Coloma Mining District
Missoula and Granite Counties, Montana

James W. Sears, PhD
Revised February 2012

Introduction:

Detailed geologic mapping significantly increases estimates of gold resources in the Garnet-Coloma mining district. The purpose of this summary is to place gold reserves that Grant Hartford Corporation has proven for at Nancy Hanks and Willie vein systems into a broader geologic context to demonstrate reasonable expectations for district-wide gold resources.

Grant Hartford's exploration drilling program documented 70,000 ounces of economically-recoverable gold reserves in the Nancy Hanks vein system and another 16,000 ounces in the Willie vein system - sufficient volumes to begin production with underground lode mining (see 2010 report by R. Flesher, attached hereto as Appendix "C"). The veins average 5,700 ounces of gold per 100 feet of strike-length for their upper 500 feet. The proven reserves represent, however, only a small fraction of likely gold resources in the district.

The drilled reserves constitute less than 1/10 of the mapped strike-lengths in the Nancy Hanks and Willie vein systems, and at most include only the upper 500 feet of those structures. Drilling in the Tostman claim to the west, and International claim to the east, while not spaced closely enough to define reserves, intersected the continuations of the Nancy Hanks vein structure with gold values consistent with our proven ore blocks.

In addition, we have mapped five sister gold-quartz veins between the Nancy Hanks and Willie veins. These historically-mined veins - the Cascade, Mountain View, Tiger, Grant-Hartford, and Lead King - sub-parallel the Nancy Hanks and Willie veins, and are spaced from a few hundred to a thousand feet apart. Geologic analysis and historic mining records indicate that these veins share similar grades, sources, mineralogic textures, trends, and structural habits. Historic mines on these veins averaged one ounce of gold per ton, according to shipping records.

We have not determined the down-dip limits of the gold-bearing veins, but a deep test hole that we drilled intersected 0.25 OPT gold in a vein at 900 feet. We believe that the seven veins branch outward from a common source at depth in the Garnet granite stock, and that the ultimate source could be thousands of feet deep.

In addition to the gold-quartz veins near Garnet, GHC has contiguous claims across a down-faulted outlier of the vein systems on the southeast side of the Day Gulch fault. We have not yet mapped this area in detail, but there are several historic lode mines and rich placer mines in the outlier, and preliminary analysis indicates that the veins have the same geologic genesis as the ones near Garnet. Additional rich veins were historically mined to the west at Coloma, where we also have exploration rights, but we have not yet studied these veins in detail.

Our proven reserves of 86,000 ounces of mineable gold in the Nancy Hanks and Willie vein structures represents only 1500 feet of total vein strike-length in a district with a minimum of 30,000 feet of mapped vein strike-length. It also only represents the upper 500 feet or less of the veins. Furthermore, the Grant Hartford, Lead King, and Willie veins occur within the Garnet Range quartzite, and occupy the crest of the Deep Creek anticline, which plunges northwest, and it is reasonable to expect each of the veins to continue to the northwest along the anticlinal crest for some 4000 linear feet. It is geologically feasible that the reserves represent 5% or less of the gold resources that might ultimately be mined in the Garnet District. The resources near Coloma and east of Day Gulch would add significantly to that estimation.

Conclusion:

In spite of its historical productivity, the gold reserves of the Garnet-Coloma District have only barely begun to be explored with systematic surveying, geologic mapping, drilling, assaying, and subsurface modeling. We have blocked out mineable gold reserves and resources in vein systems whose boundaries extend in three directions beyond the reaches of our drill stems in 2010.

Geologic mapping and analysis suggests that our proven gold reserves comprise less than 5% of the gold resources that may ultimately be recovered by underground lode mining.

2011 Exploration Activities

This section outlines exploration activities completed on the Garnet Mineral Property during the 2011 exploration season. Exploration activities were minimal in 2011. Most of the planned drilling and exploration activities for 2011 were deferred, due the construction of a portal, 400 feet of decline and building surface facilities for the new Nancy Hanks Mine. The Company also rebuilt and surfaced the Nancy Hanks haul roads with 28,000 tons of gravel. During 2011, the Company shipped 32,000 short tons of historic Mine Dumps from the Lead King Mine and recovered 1,500 ounces of gold from processing the ore at Golden Sunlight's Toll Mill in Whitehall, Montana. The decision to begin mine development to the Nancy Hanks resulted from the assessment of exploration drilling completed in 2010.

Many of the exploration activities planned for 2011 will be resumed in 2012, as set forth in a later section.

Section 1: Surface Exploration

Grab Samples: There was very little sampling completed for exploration in 2011. The Lead King Dump project produced numerous samples primarily used for grade control during shipping operations.

A small number of samples were taken at various locations visited by GHC personnel throughout western Montana.

Section2: Mapping (Jim Sears)

Mapping program: During 2011, Dr. Sears continued refining his lithologic and structural interpretation of the Garnet District.

2011 Mine Development Activities: Nancy Hanks Mine

Excavation of the Nancy Hanks mine began in late June of 2011 and then closed in September of 2011. The work executed to date was performed by New Millennium Mining and Contracting. New Millennium used an experienced staff of management and underground miners during this phase of the work.

The surface area for the proposed adit (drift) was cleared of vegetation and top soil. The excavation began and it was soon discovered it would be difficult to "turn underground" because of the ground conditions present. New Millennium encountered very weathered and decomposed granodiorite that encased large granodiorite boulders near the surface.

The area above and surrounding the adit was then excavated down in layers using extra care with ground support, installing horizontal 12-foot-long resin rebar ground support bolts, integrated and within heavy gauge wire mesh screen. The bolts and mesh were then covered with 6" to 8" of shotcrete (sprayed on, fiber reinforced, high strength concrete). This was continued to the present sill (floor) level of the adit. The area which incorporates this type of ground support is approximately 24 feet above the back (ceiling) of the adit and 40 feet either side of the adit.

Once the adit area was secure, the actual drifting (tunneling) began. The initial 24 feet of drift excavation was done with a surface excavator and a small tunnel boring machine at a +1% grade. This method was used in order to reduce the stress to the loose material being excavated. As the excavation progressed, the same ground support method was used as mentioned above with the exception that the 12-foot-long resin rebar bolts were installed both horizontally and vertically.

To ensure the safety of the adit area, timber sets were also installed for support. These timber sets consisted of 10"x10" posts, caps, and girts, with 3" lacing on the ribs (sides) and back (ceiling) of the timber sets. The timber sets were then anchored to the ground of the adit with 8 foot resin rebar bolts and also connected to each other with rebar bolts.

The methods for excavation of the drift changed at this point as the ground conditions (rock type) were changing, getting less decomposed and harder. It should also be noted that the declination of this drift changed at this point to -15%, now becoming a decline. It became necessary at this point to use modern, mechanized underground rubber-tired excavation equipment. An electric over hydraulic Jumbo (rock drill) was used to drill 6-foot-long blast holes. The blast holes were loaded with ANFO (a mixture of ammonium nitrate and fuel oil) and then blasted. Muckers (underground loaders) then were used to remove the blasted material to the surface. Ground support was now installed. The ground support remained the same as set forth in paragraph #4. The cycle then started over again. Drill, muck, blast, and ground support. Excavation of the decline using this method continued for the next 80 feet when ground conditions changed once again, getting much harder and competent.

Ground support changed at this point, installing mostly 8-foot resin rebar bolts in the ribs and back, with a few 12-foot resin rebar bolts in the back within the heavy gauge wire mesh. Shotcrete was no longer needed at this point as the ground was tight and no longer decomposed and coming apart. The contractor was also able to start drilling 10-12-foot-long blast holes at this point, not fearing the earlier problems of causing too much stress to the decomposed ground conditions. The further down the decline the contractor excavated, the better the ground conditions became, allowing them to start installing only 6-foot-long resin rebar bolts with some occasional 5-foot-long friction-type bolts integrated within the heavy gauge wire.

In September of 2011, New Millennium had excavated, including the 24 feet at the adit, 380 feet of the decline. At this point, we determined to discontinue the use of the contractor.

Between September and December 2011, Grant Hartford's employees and various contractors were undertaking the task of construction and installation of required infrastructure. All the material from the portal and adit-area excavation was carefully separated into 3 categories. All topsoil was separated and placed in a storage area, large boulders were separated and placed in strategic areas, and all other material from this area and from underground excavation was placed on "the crusher pad area". "The crusher pad", is a multipurpose area; used for ore storage. It is the location of the Actech Impact Crushing Plant that crushes ore and waste rock. Adjacent to the crusher is the Utilities and Shop facility, a 125-feet-long by 40-feet-wide steel building that houses the generators, air compressors, electrical transformers and a shop for underground mining equipment repairs and maintenance at the mine site. This facility is 90% complete. Under the foundation and cement pad for the building, a mine electrical grounding system was installed. The grounding system meets or exceeds required mining regulations and code as defined by MSHA.

A team of carpenters employed by us also constructed three other buildings: A building that is 30 feet long by 20 feet wide, nearing completion, was constructed as a Safety and Security office, a building, 50 feet long by 30 feet wide, nearing completion, was constructed as a "dry house" and mine office, and a third building was constructed as a residence for the mine manager. The interior and final hook-up of all utilities remains for completion of these three buildings.

A Contractor completed drilling of 2 dewatering wells for the underground mine, a mine water supply well, and a water monitoring well. Over 1.6 miles of road were improved, and 28,000 tons of gravel was laid on the roadbed. The crusher was delivered and installed. Utilities including water lines, compressed air lines, and electrical lines were buried 6 feet underground. There were over 5,000 feet of ditches excavated and completed. Sewer and septic systems were also installed. Final hook-up of these utilities remains to complete this project.

Late in 2011, construction of a 12-foot-wide by 36-foot-long storage facility to house the material necessary for ground support in the underground excavation was constructed. Also constructed was a 12-foot by 12-foot structure that houses the underground mine dewatering pump. A 60-foot by 30-foot Weatherall Structure was purchased and erected near the mine site; it will serve as an interim storage/shop.

Installation of the mine dewatering lines was completed in late 2011. This included approximately 700 feet of perforated 4-inch HDPE pipe buried at 6 feet deep and installation of over 2400 feet of 4-inch HDPE on the surface. The 700-foot portion will be used for the infiltration gallery, and the 2400-foot section on the surface will be used for the main feed line. The 700 feet of ditches were excavated 6 feet deep by 3 feet wide, graded at -1%. Washed gravel 2 feet deep was then placed evenly throughout the ditch and also at a -1% grade. The 4-inch perforated HDPE was then placed in the ditch and fused together, incorporating strategically placed shut-off valves. Then, the pipe was covered with 2 more feet of washed gravel, covered with a silt fabric and the ditch was filled back to surface level. The area of surface disturbance was covered with a layer of topsoil and then seeded with a mixture of native vegetation. Once this task was completed, the task of fusing and placing over 2400 feet of the 4-inch HDPE pipe started. Each piece of pipe was only 20 feet long upon delivery and needed to be fused (welded) together to form the 2400-foot line. Cleanout valves at low spots in the lines were also installed.

2011 Mining Of Lead King Dumps

Commencing in June, 2011, GHC subcontracted with Smith Contracting, of Butte, Montana, to extract the Lead King ore dumps and truck the ore to the Golden Sunlight Toll Mill, located in Whitehall, Montana. This project had two primary objectives. The first objective was to perform reclamation activities and to prepare the site for the development of the planned Willie Lode Mine. The task was to remove approximately 60,000 tons of material, making way for a one-acre, level landing for the Willie Mine development. Smith Contracting screened 60,000 tons of the dumps to -2 inches, producing 32,000 tons of ore that was shipped to Golden Sunlight for processing. The Company recovered 1,500 ounces of gold from this from the mineralized material from the Lead King Mine. The oversize waste material that was not economical to ship for processing, comprising 28,000 tons, was utilized as gravel to resurface 1.6 miles of haul road for the Nancy Hanks Mine. The road work and Willie Mine site preliminary development was completed during the Fall of 2011. Both now provide a safe road system for hauling ore in the years to come and site preparation for the future Willie Mine.

2012 Projected Mining Activities: Nancy Hanks Mine

2012
Garnet Project
Nancy Hanks Mine Plans and
High Grade Stopes

Introduction

This report outlines mine plans to commence in 2012 for the main Nancy Hanks mineralized structural ore zone (NH3) and current mine planning at the Garnet Project. It will discuss the intention to begin extraction of Nancy Hanks ore by targeting the "higher grade" sections of the larger NH3 Ore zone. A more detailed discussion on proposed mining methods can be found in the attached section "Mining Methods and Plans for the Nancy Hanks Vein".

2012 Mining Methods And Plans For Nancy Hanks Mine

Grant Hartford Corporation will, in 2012, continue the excavation of the remaining development drifts. This will include approximately 4090 feet of 12'x12'drifts, muck bays, and sumps, and approximately 1450 feet of ore access drifts along the strike of the vein. These drifts will be excavated in the same manner as the lower portion of the decline was excavated, anticipating very competent ground conditions.

An ore block has been identified and will be encompassed by the development decline and ore access drifts. The development work being completed, production from the stopes will start. Grant Hartford Corporation will use a method called End Bite Timber Stull Stoping. This is an older technique used in difficult (the difficulty is that the vein lays over at a 39 degree angle - see diagram #1) narrow vein mining. End Bite Stoping using the Timber Stull has been successful in narrow vein mining. ***Mining Engineering Handbook, Volume #1, A. Cummins and I. Given, section 12.9 and 12.9.3 copyright 1973.

Raises, (vertical shafts) 5'x8' in dimension will be mined on the extent of the ore body, both east and west, between the levels of the ore accesses. The raises will serve as break slots for future blasting, ventilation, and utility and man way accesses. Once the raises are complete, mining the ore block begins between Level #1 and Level #2. Timber sets have already been installed while the raises were mined. Next 8-foot drill holes are drilled on the vein on an approximate 2.5' x2.5' pattern (vein will pinch and swell as well as roll some). These drill holes will then be blasted creating an ORE muck pile on Level #2. This ORE muck pile is then extracted with the rubber-tired mucker while personnel are helping the muck move, (blowing down), from level; #1 to Level #2 with a compressed air and water mixture. The personnel will then install other sets of timber from top level #1 to level #2, always keeping cover over their heads for safety. While installing this timber they also drill holes on the vein once again. The drill holes are then blasted, starting the whole cycle once again. This mining cycle will continue until all the ore is removed from level #1 both east and west. The crew will then start the process over between level #2 and level #3, then between level #3 and level #4,and, finally, between levels #4 and level #5. It will take approximately 28 weeks to complete the extraction of the entire ore block.

Diamond drilling will be performed during the mining process helping identify block models for the next Stope mining cycles.

Nancy Hanks and Marble Ore Zones

The Nancy Hanks structural ore trend runs for several thousand feet along the intrusive/sedimentary contact. The primary area of focus at this time lies along strike to the west of the historic Dewey and below the historic Nancy Hanks mines. Drilling completed during the 2010 exploration season followed this trend to the west and resulted in over 650 feet of mineralized material along strike and over 250 feet along dip.

Based on drill exploration results, an ore body model was created and block model and reserve estimations were completed using Vulcan 3-D mine modeling software. The current reserve estimate for the main NH3 ore model contains 161,492 tons grading .268 OPT Au in the measured and indicated categories. Modeling of the high-grade sections of the NH3 Vein High resulted in 56,760 tons of material grading .585 OPT Au, containing 33,215 ounces Au in the measured, indicated, and inferred categories. Category breakdown is contained in the chart at the end of this report.

A mine plan and design for these high-grade sections was completed based on this reserve model. This plan also includes extraction of a smaller, satellite zone lying to the south, which is found in a flat structural zone within a marble section. Drilling and Vulcan 3-D modeling completed in 2008 and 2009 resulted in a reserve estimate for this "Marble" zone. The current reserve estimate contains 8667 tons grading .311 OPT Au in the measured and indicated categories.

High Grade Zones

Initial mine plans for the NH3 ore zone call for extraction of 7 "high-grade" portions of the structure on 6 levels. Concentration on the higher-grade portions of the structure will provide material which contains more ounces with less material needing to be extracted and processed. Lower-grade sections will be left as pillars and will be extracted at some future date. Tons and grades presented in this report include categories 1-3. The attached grade report presents tons and grade by category.

·

5810 Level - This level will access the Marble zone with 218 feet of access drifting and 420 feet of ore boundary drifting. This ore zone, we believe, will provide 8667 tons of material, grading .311 OPT Au.5770 Level - Only one high grade zone will be mined on this level. 177 feet of waste-drifting will access the uppermost portion of the NH3 vein and approximately 1289 tons, grading .786 OPT Au, will be removed from this level.

·

5720 Level - This level will access 4 separate high-grade zones. We believe it will provide approximately 4400 tons of material, grading .747 OPT Au, and an additional 1538 tons of vein material at some lower grade. The uppermost ore zone started on the 5770 level will be completed on the 5720.

·

5670 Level - Approximately 21354 tons of material, grading .691 OPT Au, will be mined, we believe, from this level. Three ore zones will be accessed with 91 feet of waste drifting. We expect an additional 919 tons of mineralized vein material will be extracted on this level at some lower grade.

·

5620 Level - The top of a lower ore zone will be accessed on this level for a total of 4 mineable ore zones. This level is expected to provide approximately 16665 tons of material, grading .556 OPT Au. An additional 333 tons of mineralized vein material at some lower grade will also be extracted between ore zones.

·

5570 Level - Two of the ore zones will be completed on the 5620 level leaving two ore zones to be mined on the 5570 level. These two zones contain approximately 11853 tons of material, grading .388 OPT Au. An additional 191 tons of mineralized vein material, we believe, will be removed between ore zones.

·	5520 Level - Six of the seven ore zones will be completed by the 5520 level, leaving one small remaining ore zone containing 1199 tons of material, grading ..248 OPT AU.

Conclusion,/p>

Extraction of the seven "high-grade" NH3 zones and the Marble zone, we expect, will result in approximately 66,000 tons of mineralized material and the processing of 56,524 tons of, grading .551 OPT Au, containing 31,169 ounces Au. There will also be approximately 9,527 tons of mineralized vein material that will be removed between the high-grade zones. This material will be stockpiled and sampled.

Grant Hartford has concluded that targeting the high-grade portions of the NH3 vein structure initially will provide for feasible mining of this first 66,000 tons.

2012 High Grade Mine Plan Reserve Estimate

Ore Zone	Category	Tons	Grade	Ounces

NHa	Proven/probable	22541	.608	13710
NHb	Proven/probable	8361	.899	7518
NHc	Proven/probable	4855	.547	2657
NHd	Proven/probable	9456	.334	3162
NHe	---	No proven/	Probable
NHf	Proven/probable	1199	.248	297
NH Total Categories 1 and 2		47857	.595	28477

Marble	Proven/probable	8667	.311	2692

Total All		56524	.551	31169

The data presented above was generated by J. Robert Flesher, using Vulcan 3-D mine modeling software. This data was included in the Industry Guide 7 (dated Jan. 25th, 2011) produced by CDM Engineers, Helena, Montana.

2012 Projecting Mining Plan: Lead King Dumps

The Lead King dumps project has an estimated 8,000 tons of remaining ore dumps to be processed during 2012. The Company has contracted with Barkel Trucking to screen and haul the remaining ore to the Golden Sunlight Toll Mill. Work will commence during June, 2012. Upon completion of the project, the Company will finalize ground work in preparation of opening the Willie Mine.

2012 Ore-Processing Plans

Grant Hartford's 2012 Operational Plan to mine and process high-grade ore includes the construction of an onsite milling and concentration facility. The Company currently owns an impact crusher rated at 80 tons per hour. The high-grade gold ore will be crushed to a quarter-inch as it is stockpiled on the surface from the Nancy Hanks Mine. The crushed ore will be conveyed to an ore bin contiguous to the planned mill and concentrator building. The ore will then be ground in a ball mill capable of grinding up to 20 tons per hour.

A ball mill is located in Montana and negotiations are underway to purchase the mill. The recovery equipment is generally available off-the-shelf. The Company's engineers estimate the onsite mill and concentration equipment can be built and equipment installed over a five-month period. Initial production goals are to mine and mill 250 tons per day, 7 days per week. Capacity can be increased in the mill by the addition of additional recovery equipment.

The ball mill will grind the ore to 165 mesh, as determined by the Dawson Labs metallurgical tests as the best grind size for liberation of gold from the ore. The ground ore will then be pumped into conventional recovery equipment, including Knelson bowls, duplex jigs and Deister tables. This process will recover approximately forty percent of the gold in the ore. Two hundred pounds of high grade concentrate will be produced from every 250 tons of ore. The high-grade concentrate, we suspect, will be smelted daily onsite into Dore bars containing gold and silver. The Dore bars will be shipped to Johnson and Mathey's refiners in Salt Lake City for sale and payment.

2012 Projected Exploration Activities

2012 Exploration Drill Plans
Garnet Project

Overview

This report outlines drill plans for exploration and core-drill planning for the 2012-2013 Exploration Seasons. Plans include underground core-drilling to define the westward extension of the NH3 vein, and surface work including both core and R/C drill-sampling which will target the Grant and Hartford in 2012. The Lead King, International, and Willie mineralized zones will have exploration-drilling completed on them as time and equipment availability allow and will be completed by the end of the 2013 exploration season.

Nancy Hanks NH3 West Extension
Underground Core Plans

This program will help define the mineralized trend between the currently-modeled NH3 vein and the Tostman modeled-ore zone. The NH3 vein has a current mine plan, and 380 feet of decline have been completed to access the mineralized material.

A 1500-foot drift will parallel the projected structure with drill stations located every 75 feet along strike. It will consist of 16 drill stations and will have 4 drill-holes completed per station for a total of 64 core-holes.

This exploration drift will leave the decline at the 5720 and will be located within 60 feet of the estimated mineralized vein location, allowing relatively short drill-hole lengths. This drill station and core-hole spacing should allow all drill data to meet requirements for Category 1 and 2 (Measured and Indicated) status.

This projected vein structure (using an average 5-foot vein width) could potentially contain over 170,000 tons of mineralized material. Using a conservative approximate grade of .250 OPT Au, this program could potentially define 42,500 ounces Au for a gross value of $72,250,000 at $1700 Au.

Once completed, the new exploration drift will also allow access to ore extraction once the mineralized structure is defined. Core-plans and mine-planning will be modified as work progresses and the structure and mineralization are better understood. Exploration will begin where the current mine design ends and advance to the east toward the Tostman mineralized zone. This western end of the mineralized structure was drilled with R/C from the surface in 2010. The structure has not been cutoff to the west and ore-grade material was encountered in the last drill-fan section on this end.

Advancing at 20 feet per day and establishing drill stations will take approximately 90 days, and core-drilling will take approximately 4 months. A six-month total time period should be budgeted for this project.

Surface Exploration

Grant and Hartford Vein Structure

The Grant and Hartford mineralized structure lies north of the Lead King and Willie vein systems. This structure was mined fairly extensively on the east side of First Chance Gulch. The west side of the gulch has a short (230') drift constructed along the strike of the vein. A raise from this excavation was encountered during road construction in 2010. Extensive trenching was also completed in 2010, with surface expressions of the vein-indicated, ore-grade material near the surface. Samples assaying between .5 and 1.0 OPT Au were common.

The current drill program will use both R/C and core drilling to help define this structure. Based on surface trenching and projections from the known historic workings, a vein polygon has been established to provide a target zone. This target zone could contain over 200,000 tons of ore-grade material. R/C will be completed first with follow-up core drilling to complete the definition. Once this initial program is complete, data will be used to create an ore model and grade estimate.

The Grant and Hartford vein system daylights (reaches the surface) in First Chance Gulch. This provides an opportunity to access the mineralized structure with very little development work. An exploration drift could be completed along strike and underground drill stations could be established for further definition.

Lead King Vein Structure

The Lead King vein system was mined extensively on the west side of First Chance Gulch. Workings located in the central portion of the gulch indicate ore was excavated to a depth of approximately 75 feet below the bottom of the gulch. One of the primary historic milling facilities was located here. The Lead King had production through the beginning of World War

II, with grades averaging .84 OPT Au from 1939 to 1941. The current program will explore the extension below the central and eastern portions down dip of historic excavations.

A minor amount of drilling was completed here in 2010, and early indications show the structure and grade do continue down dip. The current target area could potentially contain over 125,000 tons of mineralized material.

The Willie system is immediately south of the Lead King structure and historical workings. If sufficient tonnages are defined, extraction drifting would be designed to access both the Willie and Lead King systems.

Willie Vein System

The Willie vein lies just south of the Lead King vein, as set forth previously. The Willie vein was initially drilled during exploration conducted around 1990. GHC has completed both R/C and core drill sampling on the Willie structure. Drill data was used to create an ore solid and grade model. The current Willie estimate contains over 55,000 tons of mineralized material grading .245 OPT Au.

The current program is designed to extend the Willie down dip and to the east of the current model. This could result in nearly doubling the tonnage from 55,000 tons to over 95,000 tons, adding an additional 14,000 ounces to the reserve estimate. Drilling would be sufficient to bring the majority of the material to a reportable category.

A mine design has been completed for the current Willie model. Mine plans will be adjusted as exploration drilling continues.

International Vein System

The International mineralized zone lies to the east of the Shamrock, Dewey and Nancy Hanks mineralized zones. These zones appear to all lie along the same structural trend. The International is a continuation of this mineralized zone. Several drill holes were completed around 1990. These holes indicate one or more mineralized vein structures continue to the east.

Historic mining was conducted in this area as indicated by surface excavations, a waste dump, and discovery shafts on claim maps. No production data or excavation maps have been located. The initial drill program will target an area with a potential to contain over 145,000 tons of mineralized material using R/C drill sampling. Initial drill results will determine if follow-up drilling is needed to bring the material to a reportable category.

Conclusion

Exploration plans for 2012 will utilize both surface and underground exploration methods. Four known mineralized zones have been selected, based on historic and contemporary data. These four target zones could potentially contain over 690,000 tons of mineralized material and over 200,000 ounces Au, using a conservative average grade of .250 OPT Au.

Cost for this program is approximately $3 million. Two in-house core rigs and one contractor R/C rig are required for this program. Cost per ounce for surface drilling is less than $10 per ounce and underground exploration in the western extension of the NH3 vein would cost about $45 per ounce.

Exploration-drifting will be completed by GHC personnel, as well as underground core-sampling, which will use one NQ drill rig for sampling. This portion of the project will take approximately 200 days, once drifting begins.

Surface exploration will take approximately 215 days. GHC will utilize one in-house core rig on the Grant and Hartford vein structure, taking about 120 days to complete. This process will be initiated after R/C drilling is complete and will be adjusted based on initial R/C results. Contractors will be used for all R/C drill-sampling and will take approximately 100 days to complete. Approximately 24,000 feet of R/C drilling is contained in the current program. Additional R/C drilling during the 2102 exploration season will be completed as results are obtained.

NEWLY-ACQUIRED UNPATENTED CLAIMS

As previously stated, in 2011 the Company acquired, by staking and registering, 177 new, unpatented mining claims in Beaverhead, Broadwater, Granite, Jefferson, Madison, Missoula, Powell and Sanders Counties, Montana. The following is the report from Dr. James W. Sears, which describes the various claim groups.

Report Of James W. Sears, PhD

GRANT HARTFORD CORPORATION
NEW ACQUISITIONS 2011

James W. Sears, PhD

Executive summary:

In 2011, GHC acquired new claim blocks in 21 historical mining districts in western Montana. The mines were all producing gold in 1941, before they were shut down by an executive order from President Roosevelt at the start of World War II. Of thousands of gold mines in western Montana, these shipped the highest grades of gold ore. They are in areas favorable for mineral development in terms of environmental and political factors.

The claim blocks are distributed over seven counties in western Montana, and the gold occurs in five distinct geological settings. Their common elements, however, are that the gold occurs in fissure veins associated with mineral-rich Cretaceous granitic intrusions, and mineralization occurred during the late Cretaceous crustal deformation that produced the Rocky Mountains. Many had associated placer deposits. The veins were only mined in the oxidized zone within 300 feet of the surface, where gold could be separated from oxidized sulfides by gravity. The mines were small operations with limited milling capabilities and limited access to flotation methods.

None of the veins were mined out - all were in production in 1941, and the veins continue to depth in all cases, and along strike in many. Most of the mines utilized only marginal geological expertise and very few had exploration drilling programs. The miners followed the veins from surface outcrops without modern engineering plans.

The claim blocks are in Beaverhead, Granite, Madison, Jefferson, Broadwater, Powell, and Sanders counties. The geological settings include the SW Montana overthrust belt, the Lewis and Clark shear zone, the SW Montana Archean basement, the Boulder batholith, and the Helena salient of the overthrust belt. The entire region was invaded by mineral-rich granitic magma during the late Cretaceous, and the magma interfered with ongoing crustal deformation, often intruding thrust fault planes that became mineralized. Gold-bearing fluids derived from the magma filled veins in fractures associated with the crustal deformation. Typically, the veins occur where the ore fluids quenched near the edges of the granites or in the neighboring country rocks, whether they be Cretaceous volcanics, Paleozoic strata, Proterozoic Belt Supergroup strata, or Archean gneiss or marble. Most of the gold is associated with pyrite and usually occurs with significant silver. Some veins also yield copper, lead, and zinc, depending on the temperature of the original ore-forming fluids, the distance from the granitic source, and the original depth of emplacement of the veins.

This report is organized by county, and gives a short geologic summary of each new claim block. It is mostly based on published articles, theses, geological reports available in various archives, and reconnaissance field work by the author.

BEAVERHEAD COUNTY:

GHC staked three claim blocks in Beaverhead County, in southwestern Montana - the Argenta, Pine Tree, and Star. The Argenta and Pine Tree blocks are in central Beaverhead County, about 15 miles NW of Dillon. They are about one mile apart, in the Rattlesnake Creek basin. The Star block is in northern Beaverhead County, three miles west of Wise River, in the Big Hole River basin.

These claim blocks are all in the border zone of the Pioneer batholith, a late Cretaceous granite that intruded the SW Montana overthrust belt during thrusting and folding. The claims are in thrust plates of the Belt Supergroup and lower Paleozoic strata. Mineralizing fluids followed thrust planes and fractures in overlying thrust plates.

Argenta block:

The Argenta block surrounds or is adjacent to at least 17 small historic mines, including the Jack, Goldfinch, Dutchman, Argenta, Golden Era, Sylvia, Carbonate, Rena, Legal Tender, Midnight, and Mayday mines in the Precambrian quartzite and phyllite, and the Goodview, Groundhog, Governor Tilden, Tuscarora, and Dexter mines in the Paleozoic carbonates. The Golden Era, Midnight, Goldfinch, Rena, and Gladstone produced a combined total of $1,150,000 in gold by 1935. Gold reportedly averaged 0.39 oz/ton with values up to 0.8 to 1.2 oz/ton. The ultimate source of the ore was an intrusive sill along the underlying Ermont thrust and small sills and dikes that branched from the main sill in an overlying fan of faults and fractures. The Ermont thrust branches from the regionally important Grasshopper thrust, which has numerous associated mines and prospects. Gold occurred in broad parallel shear veins in the Precambrian rocks above the Argenta thrust, while the Paleozoic carbonates below the thrust were dominated by pockety-replacement lead-silver veins with lesser gold. Ore shoots were typical in all rock types.

Pine Tree claim block:

The Pine Tree block is adjacent to and on trend with the Schaffer group of mines, which produced 16,258 oz of gold as of 1965, with 77,515 oz silver, 10,740 oz copper, 2,583 pounds of lead, and 8,521 pounds of zinc. It is estimated that the group produced a total of $1,500,000 by 1931. There are several thousand feet of underground stopes. Ore bodies paralleled the French Creek bedding-plane thrust fault as replacement lenses in the Devonian Jefferson Dolomite. The French Creek thrust branches from the Grasshopper thrust. Some ore shoots were several hundred feet long and as much as 20 feet thick. The Boaz ore shoot was in the upper Jefferson. It was 200 feet long, trending N25E, dipping 10-30 W. It was 50 feet wide and 3-4 feet thick. The vein had associated pods of andesite sills.

Star block:

The Star block lies near the northern edge of the western part of the Pioneer batholith, in a relationship that suggests that the batholith floors the major Grasshopper overthrust plate in this area. The overthrust places Belt quartzite over Paleozoic limestone. An erosional window through the thrust exposes the underlying Cambrian section just to the north of the Star block along the Big Hole River. The reaction zone between the Belt quartzites and phyllites, above, and the mineral-rich batholith, below, forms an excellent ground for deposition of ore veins, analogous to the Argenta block, where a sill related to the Pioneer batholith followed a thrust fault and precipitated gold-bearing veins in faults and fractures in the overlying Belt quartzites and phyllites.

GRANITE COUNTY

GHC staked three claim blocks in Granite County, in central western Montana - the Gold Reef, Gold Hill, and Coloma. The Gold Reef and Gold Hill blocks are in central eastern Granite County, about 6 miles SE of Maxville. They are about one mile apart. The Coloma block is in northern Granite County, near Garnet Ghost Town and adjacent to claims previously held by GHC.

The Gold Reef and Gold Hill blocks are in the border zone of the late Cretaceous granite batholiths of the Flint Creek Range, in the northward continuation of the SW Montana overthrust belt and its associated mineral belt. They are basically on trend with the Argenta, Pine Tree, and Star blocks. The Coloma block borders the late Cretaceous Garnet stock where it intrudes Cambrian and Devonian beds. It is within the Lewis and Clark line shear zone, a gold-rich belt that is continuous with the Couer d'Alene silver belt in Idaho.

Gold Reef block:

The Gold Reef block lies in the upper plate of an east-directed thrust that places Precambrian Belt rocks (lower Missoula Group) over Cambrian beds. It is the northward continuation of the Georgetown thrust, which passes into the late Cretaceous Philipsburg batholith three miles to the south. The setting is very similar to that of the Argenta district in Beaverhead County. The Georgetown thrust is equivalent to the Grasshopper thrust of Beaverhead County - both place Belt rocks over Paleozoic beds, both are intruded by batholiths, and both have associated gold deposits. The Philipsburg batholith crops out just down slope from the Gold Reef claim block.

Gold Hill block:

The Gold Hill block is in a thrust fault zone that places Belt rocks (upper Missoula Group) and Cambrian beds eastward over a syncline in Devonian and Mississippian beds. The block is on trend with the Gold Reef block, about one mile to the south, and lies on the same thrust plate. The thrust passes southward into the Philipsburg batholith, a late Cretaceous granite with noteable ore deposits on its margins. The thrust plunges off the batholith to the north, so that the rocks of the Gold Hill block represent a higher level of the same structure as seen at the Gold Reef block. The claim block is just west of the Royal stock and Mount Powell batholith.

Coloma block:

GHC filled in a gap in their continuous claims along the contact zone of the Garnet stock from Garnet to Coloma. The claims are thickly forested and soil-covered but are on trend with the gold-rich Nancy Hanks vein system which GHC has drilled extensively in adjacent claim blocks. The veins lie in the granite and in the adjacent Paleozoic rocks.

MADISON COUNTY

GHC staked six claim blocks in Madison County, in southwestern Montana - the Strawberry, Carolina, Corncracker, Latest Out, Red Pine, and Moonlight-White Elephant. The Strawberry, Carolina, Corncracker, Latest Out, and Red Pine blocks are in northern Madison County, east of Twin Bridges. The Moonlight-White Elephant block is in northern Madison County, north of Twin Bridges.

The Strawberry, Carolina, Corncracker, Latest Out, and Red Pine claim blocks are in the Tobacco Root Mountains, and the Moonlight-White Elephant block is in the Highland Mountains. The Strawberry block is in the Pony district in the northern Tobacco Roots, the Carolina and Corncracker are in the Tidal Wave district in the NW Tobacco Roots, and the Red Pine and Latest Out are in the Sheridan district in the SW Tobacco Roots. The areas are in the Archean basement rocks or in directly overlying Paleozoic beds, but are in or near contact zones of late Cretaceous granitic stocks, batholiths, sills, or dikes. So, like the claim blocks in Granite and Beaverhead Counties, the veins in Madison County are associated with the granitic intrusions.

Strawberry block:

The Strawberry block is on the north flank of the Tobacco Root batholith near the historic mining town of Pony. The Strawberry vein is one of series of eight subparallel gold-bearing veins in the Pony gneiss. The veins display mineral zoning, with secondary chalcopyrite near the batholith, and galena and silver farther out. The Strawberry vein is in outer group, and is a lower mesothermal vein. The veins parallel the batholith contact and lie within the gneissic banding of the Pony. The Strawberry vein trends WNW and dips 60 N. In detail, the vein splits and joins, with the highest-grade ore at vein junctions.

Corncracker block:

The Corncracker is a gold-pyrite quartz fissure vein in the Pony gneiss, associated with aplite and andesite dikes and sills of Cretaceous age. It trends N30E and dips 70E. Gold veins cross into the Paleozoic limestones in the district and are associated with andesite dikes. Corncracker was a consistent producer in Dry Georgia Gulch. It shipped 2,419 oz gold with 2 oz/ton average.

Carolina block:

The Carolina vein trends N30E and dips 30W in a fault zone within the Wolsey shale, on a bedding plane fault. The Wolsey is part of the lower Paleozoic section that directly overlies the Archean basement in this area. A small granite stock and a 2-300' andesite sill, the likely source of the ore fluids, intrudes the trough of the syncline and fault in the Wolsey. The Carolina is a fissure quartz vein, with native gold and auriferous pyrite. Grades were as high as 3 oz/ton gold from fault zone that intersects the vein, as if it were the feeder for the ore-bearing fluid. Dump samples were reportedly 0.32-3.2 oz/ton gold.

Red Pine block:

The Red Pine fissure vein trends N20E to N45E and dips 50NW, and is up to 10 feet thick. It is hosted by Archean Cherry Creek marble at the marble-gneiss contact. All ore shoots are in the marble beds. In addition to gold, the Red Pine vein contained black microcrystalline quartz, pyrite, chalcopyrite rimmed by galena, tetrahedrite, calcite, and graphite. Samples assayed up to 1.7 oz/ton gold, 2.7 oz/ton silver. Workings consist of 1,500 feet of cross-cuts and 1,000 feet of drifts. The main adit is intact.

Latest Out block:

The Latest Out block lies near the southern edge of the Archean basement of the Tobacco Root Mountains in the Sheridan district.

Moonlight-White Elephant block:

This claim block is in the basement of the Highland Mountains across the Jefferson Valley from the Tidal Wave district. It reportedly has 5 shafts that followed small high-grade streaks of gold and silver ore.

JEFFERSON COUNTY

GHC staked three claim blocks in Jefferson County, in central western Montana - the Boulder, Morning Glory, and Hannah (Hocking and Edwards). The claim blocks are in central Jefferson County, north of Basin.

The claim blocks all lie on a NE trend within the north-central part of the Boulder batholith, about 20 miles north of Butte. The Boulder batholith is one of the richest granitic bodies in the world. The Butte mines produced more than two billion dollars worth of ore over more than 100 years of mining. The GHC claim blocks are in the northern mineralized zone of the batholith, which covers a 350 square-mile area and contains hundreds of gold-quartz veins. Most of the veins run approximately east-west, parallel with the main vein systems of the Butte district. The GHC claim blocks lie near the contact between the Boulder batholith and the overlying Elkhorn Mountains volcanics - the eruptive cover of the batholith.

Boulder block:

The Boulder block includes three or more fissure veins in the Boulder batholith granite. The veins trend N68W to E-W, and dip steeply. They are 8 inches to 30 feet thick grey quartz veins with free gold, auriferous pyrite, chalcopyrite, galena, and sphalerite. The mines in this block produced over 3,000 oz of gold.

The Morning Glory block has four steeply-dipping gold-bearing veins that occur in a band that strikes E-W. Ore shoots are 6 inches to 5 feet wide and 50-100' long. The mine mostly produced silver (268,000 oz), but produced 2,484 oz of gold. It lies at the west end of Comet-Gray Eagle shear zone, w/ carbonate rather than pyrite gangue.

Hannah (Hocking and Edwards) block:

This is another E-W trending fissure vein system in the Boulder batholith and lies to the north of the Morning Glory. The area was heavily claimed and historically mined. There are two easterly-trending veins. One is 30-foot crushed zone of aplite with 5 feet of pyrite. The gold and silver occur with sphalerite and bismuthite, indicating low temperature mineralization. An ore pile on the site is reported to have averaged 0.95 oz/ton gold. Vein samples had high values of 0.12 to 0.84 oz/ton gold, and 0.8 to 7.2 oz/ton silver.

BROADWATER COUNTY

GHC staked three claim blocks in Broadwater County, in central western Montana - the Little Giant, Slim Jim (Miller) and Granite Hill. The Little Giant block is in western Broadwater County, seven miles west of Townsend, and the Slim Jim and Granite Hill blocks are in northeastern Broadwater County, northeast of Townsend.

The Little Giant block has a similar setting to the claim blocks in Jefferson County, being in the Elkhorn Mountains, and lies within the Elkhorn Mountains volcanics above the Boulder batholith. The Slim Jim and Granite Hill blocks are in the Big Belt Mountains in the contact zones between Late Cretaceous granitic stocks and the lower part of the Belt Supergroup, in the Helena salient of the Montana overthrust belt.

Little Giant block:

The Little Giant block is in the Hassel Park district. Some quartz fissure veins in the district were 3000 feet long and E-W trending, like those in the Boulder, Morning Glory, and Hannah blocks in Jefferson County. There are four E-W veins and 2 cross-veins in the block. The Little Giant vein parallels the Atlantic vein 300 feet away, and was stoped for 1100 feet. It was 1-8 feet thick. The Atlantic vein was 2-5 feet thick and mined down for 290 feet. The gold occurs with pyrite. The block lies at the contact between Boulder batholith and the Elkhorn Mountains volcanics.

Slim Jim (Miller) block:

The Slim Jim block is in the northern Big Belts at the head of Confederate Gulch, which produced some 500,000 oz of gold from placer gravel on the Montana bar, two miles to the south. The block is thought to be the mother lode for the placer. The vein trends N35E and dips 20NW and occurs along the contact between a small granitic stock and the Newland Formation of the Belt Supergroup, in a NW trending anticline. The stock is silicified for 1-4 feet and irregular quartz stringers are in the Newland country rock. Native gold is seen in the stock and in veinlets along bedding. Drilling in 1968 and 1969 encountered rich intercepts, with 1.48 to 5.14 oz/ton gold, and one high of 20 oz/ton gold. The gold occurs with pyrite some chalcopyrite, galena, and sphalerite. A nugget valued at $2200 was mined in 1947, and 9,108 oz of gold was mined from 1901-1948. Drilling indicates that the vein gets richer with depth. There seems to be some extremely rich vein intercepts, but they may not be thick or continuous.

Granite Hill block:

The Granite Hill block is another site in the Big Belt Mountains where a small late Cretaceous stock contacts the Belt Supergroup. It occupies the main anticline of Big Belts, with several local Cretaceous sills in the Newland Formation. There was reportedly an open cut and underground mine.

POWELL COUNTY

GHC staked two claim blocks in Powell County, in central western Montana - the Zosell and Gray blocks. The Zosell block is in southern Powell County, seven miles east of Deer Lodge, and the Gray block is in central Powell County, 10 miles north of Avon.

The Zosell block is in the western Elkhorn Mountains, and has a similar setting to the claim blocks in Jefferson County, in volcanics above the Boulder batholith. The Gray block is in the Swan Range in the contact zone between a small Late Cretaceous granitic intrusion and the lower part of the Missoula Group, in the Lewis and Clark line shear zone.

Zosell block:

The Zosell district produced $2 M of gold, silver and lead by 1953. GHC claimed parts of the Hidden Hand, Bull Moose, Blackeyed May, Emma Darling, Mountain Chief, Bertha May, Harrison, Elizabeth, and Little Emery veins and the extension of the Swan vein. The Hidden Hand/Bertha May/Bonanza /Bell vein was mined for one mile. It follows the trace of a west-directed thrust that dips gently east in possible Elhorn Mountains volcanics. Its average thickness was 2.5 feet, but it was narrow on steep steps, wider on shallow steps of the thrust. The vein was mined to a depth of 650 feet on a 30 degree incline with 9000 feet of drifts. It was lead-silver ore, with gold. It occurred on a brecciated shear zone cemented by quartz in bleached silicified volcanics.

The Blackeyed May, Emma Darling and Mountain Chief are steep E-W veins like those in Jefferson County. The Blackeyed May vein was 8-10" thick and rich in gold, with silver and lead. The Emma Darling vein was 1/2 mi long and 2-7 feet wide and was the best producing vertical vein in the district.

Gray block:

The Gray block lies within the Lewis and Clark line shear zone near a small granitic stock that intruded the Belt Supergroup. It is in the footwall of a large normal fault that raises the Swan Range above the Swan Valley. It is one of a family of gold lodes associated with small granite intrusions in the Lewis and Clark line, lying between the rich Garnet district and the Drumlummon Mine at Marysville. A tunnel in rich gold ore was active in 1941. There were placer workings downstream of the lode deposit in Washington and American creeks.

SANDERS COUNTY

GHC staked one claim block in Sanders County, in northwestern Montana - the Ambassador block. The block is in northwestern Sanders County, five miles SW of Trout Creek, Montana.

The Ambassador block is in the northwestern Bitterroot Mountains, between the Hope fault zone and the Lewis and Clark line shear zone. It lies in Granite Creek on the crest of a broad NNE-plunging anticline. A number of granitic satellite stocks of the Idaho batholith follow the axis of the anticline. The block is in greenish-gray argillite and quartzite of the Prichard Formation in the lower part of the Belt Supergroup, adjacent to several granitic dikes and a small granitic stock of late Cretaceous age. The anticline is cut by steep NW-trending faults associated with the Hope fault zone. It is 15 miles north of the rich lead-silver mines of the CDA district in Idaho.

Ambassador block:

Placer gold found in Granite Creek was derived from the quartz veins in the Ambassador district. Five NW-trending quartz veins have been reported at the surface. Free gold was reported to have been seen in all veins. Two main quartz veins produced gold in the Ambassador district. The Lulu vein trends N45W and dips 45-53 N, and pinches and swells in a mineralized fault zone that assays quite high in gold, with silver and lead, with galena and pyrite. The Wanda vein strikes almost E-W and dips 45 N, and occupies a granitic stock. It is a silicified shear zone about 10 inches wide. The average grade of gold ore from the Ambassador mines was 0.41 oz/ton, with values from 0.64 to 0.8 oz/ton reported. The Lulu vein was most productive. The GHC claims lie along the trend of the Lulu vein just to the NW of the granitic stock. A geological report in 1952 concluded that the mineral potential was better in the Prichard Formation with distance from the contact of the granitic stock.

2012 Projected Exploration Plans For Newly-Acquired Claims

We intend to focus all of our efforts on the development of the Nancy Hanks Mine in 2012 and therefore have no specific plans for the exploration of the newly-acquired claims. GHC will investigate, however, the possibilities of entering into strategic alliances with other companies for the cooperative exploration and possible development of one or more of the newly-acquired projects.

MISCELLANEOUS PROVISIONS

Competition

In general, the mineral development industry is intensely competitive and even if commercial quantities of proven/probable gold ore reserves are identified and prepared for extraction, a ready market may not exist for the sale of unprocessed, mined gold ore.

We were incorporated on March 15, 2007. Many larger companies operating in our industry are more established and have greater resources to engage in the production of mineral claims. At the present time, our resources are limited. There is significant competition between mining companies to hire and retain qualified personnel and to acquire underground mining equipment. These factors could inhibit our ability to develop and mine proven and probable reserves of gold ore.

Numerous factors beyond our control may affect the marketability of any future identified proven/probable reserves. These factors include but are not limited to: market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of reserves and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our inability to receive an adequate return on our invested capital.

Compliance with Government Regulation

Our Small Miner Exclusion Statement (#46-032) allows us to construct and operate a milling facility and mine an unlimited amount of material subject to a surface disturbance of less than five acres.

We are undertaking a study to expand our Small Miner Exclusion Statement to an Operating Permit that would allow us to expand our mine operations beyond a surface disturbance area of five acres though we cannot be certain that such approvals will be obtained.

The primary agency that governs the exploration and mining of reserves identified in the future, in the state of Montana on private lands is the Montana Department of Environmental Quality ("DEQ"). The U.S. Department of the Interior Bureau of Land Management ("BLM") manages the exploration, development and production of Montana's mineral resources on federally-owned lands, and implements policies and programs respecting their exploration, development and production, while at the same time protecting the environment.

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

The BLM governs the procedures involved in the location, staking, recording and payment of maintenance fees of unpatented lode claims and placer claims in Montana. The BLM and the DEQ monitor and regulate all mineral exploration, development and production carried out on unpatented and patented mining claims in Montana. Their oversight applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, the United States Department of Labor's Occupational Safety and Health Administration ("OSHA"), and Mine Safety and Health Administration ( "MSHA"), and Montana's Workers' Compensation Regulations Bureau have provisions for employment standards, occupational health and safety, accident investigation, workplace conditions, protective equipment, training programs, and site supervision. There are also federal and state statutes regarding water use and discharge.

We sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Reclamation is the process of bringing the land back to its original natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, such as refilling trenches after sampling or cleaning up fuel spills. At the date of this Form 10-K, we have posted bonds totaling $88,757 with $342 unobligated for our Exploration License No. 00545, and $15,800.92 for our Prospecting Permit, with the DEQ for our 2011 exploration program. A portion of these bonds will be rolled over to additional work in the 2012 season.

Geological and Mining Expenditures

From inception through December 31, 2011, we have incurred a total of $6,690,786 in geological and mining expenditures, which are made up of: $4,291,468 for mine development expenses on the Garnet Mineral Property, $1,491,161 for drilling expenses on the Garnet Mineral Property,

$134,627 for licenses and permits on the Garnet Mineral Property, $68,901 for materials and supplies used in the geology and mining operations on the Garnet Mineral Property, $157,126 for sample testing on the Garnet Mineral Property, $545,303 for labor relating to the exploration of the Garnet Mineral Property, and $2,200 for reclamation expenses on the Garnet Mineral Property.

Subsidiaries

The Company has neither formed, nor purchased any subsidiaries since the date of its incorporation.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

Market Information

According to the World Gold Council, total identifiable gold demand was 4,067.1 metric tonnes (mt) in 2011, a 0.4% increase over the year. Gold for jewelry demand accounted for 1,962.9 mt of the total, a decrease of 3% over the year. Gold for investment demand was 1,640.7 mt of total production, an increase of 5% over the year and gold for industrial demand was 330.4 mt of total production, an increase of 1.1%. Gold mine production reached 2,809.5 mt in 2011, a 4% increase over the year and gold recycling produced 1,611.9 mt, a decrease of 2% over the year.

The price of gold is set in daily trading sessions at metal exchanges throughout the world. Gold smelted to a fineness of .995 is considered pure and qualified to sell at the metal exchanges.

Revenue Strategy

During 2011, we shipped 32,339.945 tons of mine and mill tailings from the site of the historic Lead King Mill at the Company's Garnet property. These tailings were trucked to the Golden Sunlight Mill in Whitehall, Montana, for processing. The Golden Sunlight Mill assayed each truck load of mill tailings it received. It paid the Company for 100% of the contained gold up to 0.07 ounces per ton and 75% of the contained gold over 0.07 ounces per ton. The price of gold was determined at the London Metals Exchange PM closing price on the 5th of each month for all production that occurred in the previous calendar month. By this method, the Company's 32,339.945 tons were determined to contain 1,543.727 ounces of gold of which GHC was paid by the Golden Sunlight Mill a gross amount of $2,683,992 based on an average sale price of $1,738 per ounce. Deductions were made for the Golden Sunlight Mill fee of $770,334, screening, loading and trucking of $1,361,547, and the Net Smelter Return payable of $83,001, resulting in a net revenue of $469,110.

The Company anticipates revenue from three sources in 2012:

1.	The shipping of mineralized material from the historic Lead King Mine to the Golden Sunlight Mill similar to the 2011 details above,

2.	The shipping of 2,000 tons of gold ore mined from the Nancy Hanks Mine located at the Company's Garnet property to the Golden Sunlight Mill similar to the 2011 details above, and
3.

The processing of 3,200 tons of gold ore mined from the Nancy Hanks Mine at a proposed onsite concentration mill. This mill is intended to produce gold and silver dore bars that can be typically sold to a precious metal refinery for 98% of gold and silver spot price.

Equipment, Materials and Suppliers

We engage various firms on an as-needed basis to assist us with pad construction, reclamation, mining equipment and drilling supplies, reverse circulation drilling, water resource baseline studies, mill and tailings pond location and survey, drill hole survey and mapping, mill feasibility and engineering and assay.

Government Approval and Regulation

We currently hold a Small Miners Exclusion Statement (#46-032) which has been issued by the State of Montana. There is no annual fee associated with this permit. We also currently hold an Exploration License (#00545), which has been issued by the State of Montana. The annual cost of this permit is $25. In August 2010, we applied for an extension for our Prospecting Permit (MTN 100723) which was renewed on February 28, 2011. This permit allows GHC to conduct exploration on BLM owned patented mining claims. The review process for the Prospecting Permit totals $9,545 and $15,801 is held by the BLM for this permit. In addition, we have bonded a drilling and exploration program with the DEQ and the BLM. The bond amounts total $88,757 of which $342 is unobligated.

Employees/ Consultants

We have four full-time employees, Eric Sauve, our President, CEO and CFO; Aaron Charlton, our Senior Consultant; J. Robert Flesher, our Vice President of Mining and Geology; and BJ Ambrose, our Vice President of Corporate Finance and Marketing. We currently intend to hire a full-time Chief Financial Officer, Mine Manager and Mine Engineer during 2012.

We employed 23 part-time employees in 2011 which included a geologist, equipment operators, carpenters, and general laborers.

Between June and September, we subcontracted our underground mining operation at the Nancy Hanks Mine to New Millennium Mining & Contracting, LLC.

Between June and November, 2011, we subcontracted our Lead King operation to Smith Contracting, Inc. and in December, 2011, with Barkell Trucking, Inc.

We have one consulting geologist, Dr. James Sears, one consulting Mine Manager, Cecil Connor, and we retain the services of CDM Smith Engineering for civil engineering, permitting and water mitigation.

APPENDIX "A" TO 2011-12 ANNUAL REPORT

Grant Hartford Corporation claim blocks:

Garnet Mining District

Granite County, Montana

James W. Sears
Updated February, 2012
from 2011 report

Introduction:

Detailed geologic mapping at 1" = 300', completed in 2011, clarified the positions, displacements and orientations of several important fault zones and refined the understanding of the stratigraphy of the bedrock units that host several of the gold veins in the Garnet district.

Grant-Hartford's 2008-2010 exploration drilling program has documented 70,000 ounces of economically recoverable gold reserves in the Nancy Hanks vein system and another 16,000 ounces in the Willie vein system. The veins average 5,700 ounces of gold per 100 feet of strike-length for their upper 500 feet. The proven reserves represent, however, only a small fraction of likely gold resources in the district.

In 2011, the emphasis was on beginning the excavation of an access drift in the hanging wall of the Nancy Hanks veins system, and in preparing the needed infrastructure to manage the mine. The 12X13 foot access drift was completed to a linear distance of 400 feet.

The drilled reserves constitute less than 1/10 of the mapped strike-lengths of the Nancy Hanks and Willie vein systems, and at most include only the upper 500 feet of those structures. Drilling in the Tostman claim to the west, and International claim to the east, while not spaced closely enough to define reserves, intersected the continuations of the Nancy Hanks vein structure with gold values consistent with our proven ore blocks.

SW
Horizontal scale = Vertical scale
NE
6000
5500
5000
4500
4000
3500
Elevation in feet above MSL
Garnet Stock
Cpi
Crl
Dm
Dj
Cascade
Tostman
Cpa
Free Coinage
Kgr
Cm
Tiger
Nancy Hanks
Gold Bug
Dewey
Csh
Shamrock
Grant-Hartford
Lead King
International
Willie
Mountain View
Deep Creek Anticline
pCgr

Composite cross section of Deep Creek anticline showing that all veins and granite sheets are confined to the northeast limb of the anticline. Abbreviations for rock units: pCgr - Garnet Range Formation, Csh - Silver Hill Formation, Cm - Meagher Dolomite, Cpa - Park Shale, Cpi - Pilgrim Dolomite, Crl - Red Lion Formation, Dm - Maywood Formation, Dj - Jefferson Dolomite, Kgr - Cretaceous granite. Red dashed lines are gold-bearing quartz veins.

In addition, we have mapped five sister veins between the Nancy Hanks and Willie veins. These historically-mined veins - the Cascade, Mountain View, Tiger, Grant-Hartford, and Lead King - sub-parallel the Nancy Hanks and Willie veins, and are spaced from a few hundred to a thousand feet apart. Geologic analysis and historic mining records indicate that these veins share similar grades, sources, mineralogic textures, trends, and structural habits. Historic mines on these veins averaged one ounce of gold per ton, according to shipping records.

We have not determined the down-dip limits of our designated veins, but a deep test hole that we drilled in 2010 intersected mineralization of 0.25 ounces per ton (OPT) in a vein at 900 feet. We think that the seven veins branch outward from a common source at depth in the Garnet granite stock, and that the ultimate source could be thousands of feet deep.

In addition to the veins near Garnet, we have contiguous claims across a down-faulted outlier of the vein systems on the southeast side of the Day Gulch fault. We have not yet mapped this area in detail, but there are several historic lode mines and rich placer mines in the outlier, and preliminary analysis indicates that the veins have the same geologic genesis as the ones near Garnet. A new set of steep veins trending NE were discovered in this area, in contrast to the NW trending, moderately-dipping veins in the area around Garnet. Additional veins were historically mined to the west at Coloma, where we also have exploration rights, but we have not yet studied these veins in detail.

The historic miners could mill only oxidized ore, where pyrite had weathered to iron oxide. They could separate this free gold with sluice boxes, but they lacked the technology to mill the unweathered, sulfide-associated gold ore. The historically mined oxidized ore is restricted to the upper 300 feet of the veins; none of the old mines go any deeper. Our drilling program has intersected mineralized material beyond the ends of the historic stopes and tunnels. We also have drilled mineralized area left behind by the old miners, adjacent to the rich veins that they had hand-cobbed.

Our proven reserves of 86,000 ounces of mineable gold represents only 1500 feet of total vein strike-length in a district with a minimum of 30,000 feet of mapped vein strike-length. It also only represents the upper 500 feet or less of the veins. Furthermore, the Grant-Hartford, Lead King, and Willie veins occur within the Garnet Range quartzite, and occupy the crest of the Deep Creek anticline, which plunges northwest, and it is reasonable to expect each of the veins to continue to the northwest along the anticlinal crest for some 4000 linear feet. It is geologically feasible that the reserves represent 5% or less of the gold resources that might ultimately be mined in the Garnet district. The resources near Coloma and east of Day Gulch would add significantly to that estimation.

New geologic mapping:

The WGM Group produced a detailed LIDAR topographic base map of the Garnet district for Grant-Hartford Corporation. The scale is 1"=300', and the contour interval is 2 feet. We conducted detailed geologic mapping on this base map during the 2010 and 2011 field seasons.

The excellent resolution of the base map clearly defines abandoned mine dumps, prospect pits, trenches, and placer workings throughout the Garnet district. This resolution, augmented by modern GPS technology, permitted a much more precise geologic map to be completed than was possible with the older USGS 1"=2000' quadrangle maps. The map also supported systematic field observations of abandoned mines and prospecting sites.

The improved geologic mapping better defined the distribution of stratigraphic and granitic rock units, their structure, and their relationship to gold-bearing quartz veins. Stratigraphic units were subdivided and accurately mapped to enhance understanding of the fault zones that controlled vein distribution and orientation. Geologic mapping in 2011 concentrated on the eastward continuation of the vein trends.

The mining and prospecting sites permitted the tracing of individual mineralized veins across wide areas and revealed veins that are otherwise hidden by soil and vegetation. Locating collapsed portals, raises, and ventilation shafts in the field allowed us to accurately pinpoint features shown on historical maps. This allowed us to verify the historical map data and to rectify it for importation into the Vulcan 3-D mining software. It also allowed us to verify assay values reported on historic maps and reports.

Furthermore, the LIDAR map allows us to calibrate the extent of tunneling and stoping in old abandoned mines for which there are no reliable published data. We can compare the volumes of dumps of known mines to those of unknown mines, and estimate how much ore was stoped out of a given vein. For example, this method indicates that most mines only penetrated a few hundred feet laterally into the sides of First Chance Gulch, and that on the northeast side of the gulch the Grant-Hartford vein was barely touched.

In addition, 2010 and 2011 road excavations and trenches exposed the historically-productive Grant-Hartford vein. Study of the vein structures and their relation to the district geology improved our understanding of the timing, structural control, and systematic nature of the veins.

The field work was done in conjunction with systematic reverse-circulation and core drilling, sampling, assaying, and 3-D analysis using Vulcan software, so that we were able to tie drilling results into geologic mapping to define the 3-D nature of the veins of interest.

The new mapping also constrained the construction of an accurate cross-section of the Willie, Lead King, Grant-Hartford, Tiger, and Nancy Hanks veins and their relationship to the strata of the Deep Creek anticline and Garnet granite.

The new work delineated the seven distinct vein systems within the central part of the nearly 4,000 acres of the Grant-Hartford Corporation Garnet district properties. The veins dip toward the north and are sub-parallel to one-another. They systematically cut the north flank and crest of the Deep Creek anticline, and fill fault zones that shifted during the late stages of folding of the anticline. Most veins are associated with thin granite sheets or the main body of Garnet granite.

New observations on vein structures:

The detailed mapping allowed us to find exposures of gold-bearing veins in situ and to determine their internal textures, their relationship to fault structures and bedding, and their timing of emplacement. All of these aspects are critical to predicting the orientation, location, and continuity of veins in the subsurface. Previously, most descriptions of the veins referred exclusively to observations that US Geological Survey geologist J. Pardee made in 1916 when many of the mines were still open and accessible.

The outcrop observations of veins aid in the interpretation of reverse-circulation drilling results, where samples consist of small rock chips that lack orientations and are mixed through five-foot intervals. They also help to orient core-drilling samples where the dip of bedding can be determined at the surface and calibrated to the angle of bedding at the top of the core samples.

We cut 6 trenches and made a road cut across the GH vein system on the west side of First Chance Gulch. The trenches revealed that the vein system includes two or more main strands as well as cross-veins that are oriented in the fashion of ladder veins. The veins are consistent with extensional dilation in a southwest-directed reverse fault zone.

In the Grant-Hartford gold-quartz vein system, the samples ran about 0.5 OPT gold. Curving and cross-cutting veins line fractures in the host rock at odd angles to bedding. The host rock is a quartzite breccia formed from brittle breakage along a fault zone. The host rock had sufficient strength to maintain cavities as the sides of the irregular fault surface shifted and opened vugs. Quartz crystals grew inward from the sides of fractures into the cavities. The cavities were filled with fluid that helped hold them opened. That fluid contained dissolved elements that precipitated into stable minerals that grew inward, allowing terminated crystals to form.

Quartz crystals completely seal parts of the veins, but other parts remain open. Pyrite cubes also grew freely in the open spaces, but in some cases replaced pre-existing host minerals that dissolved due to the chemical activity of the fluid. The fluid also carried dissolved gold that precipitated with the quartz and pyrite as the fluid temperature dropped and gold became insoluble.

We discovered the continuation of the Willie vein on the NW side of the canyon from where the historic open cut on the vein was excavated, and where we had concentrated our previous drilling. We hypothesize that the vein should continue down the plunge of the Deep Creek anticline to the northwest, beneath the Cambrian beds.

Multiple episodes of fluid injection occurred so that the veins are banded and complexly criss-crossing. The fluid pressure sought out the fault zone because of its increased permeability and at the same time enabled further faulting by hydro-fracturing. Some fluid injections were more auriferous than others. The entire veining process took place at depths of about 18,000 feet, based on the thickness of the overlying sedimentary column at the time of injection, and on the pressure-sensitive metamorphic mineral assemblages near the Garnet granite. Therefore, the fluid pressures were exceedingly high, in excess of 2000 bars. The samples are rusty red and yellow due to the oxidation of microscopic pyrite to hematite and limonite. Some rusty crystals with square outlines are hematite psuedomorphs after pyrite. The individual veins are a few inches to a foot thick, but the assemblage of veins may be ten or more feet thick.

The Grant-Hartford vein system is strongly sheared along a smooth fault surface. The fault has a reverse sense of movement that offsets stratigraphic contacts by 30 feet on the crest of the Deep Creek anticline. The fault movement crushed and pulverized the crystals so that no crystal faces are preserved. Rather, the quartz is crumbly and fractured and can be dug out with a pick. The fault is very planar, and with trenching, we traced it across 600 feet and down 300 feet of the valley side with no change in its attitude or character. It usually coincided with an irregular quartz vein, but other veins nearby were not crushed. It represents a single brittle slip surface that post-dated the emplacement of the gold-quartz veins - the last phase of movement on the fault zone.

The crushed vein was deeply weathered and red-stained, evidently because water had circulated along the permeable crushed zone. The crushed part of the vein assayed 0.56 to 1.5 OPT in channel samples taken along 12 foot dip-segments.

The vein also coincides with a thin granite sheet that branches from the main Garnet granite. The thin granite sheet is locally sheared, indicating that it intruded the fault zone and that the fault moved before the granite completely cooled. The granite sheet occupied the same fault channel-way that the gold-bearing fluids later exploited, as the broken rock provided cross-stratal permeability. The fault moved before the main Garnet granite body intruded, because the degree of contact metamorphism in given beds differs on the upper and lower sides of the fault. The thin granitic sheet also predated emplacement of the main body of granite.

Close examination and detailed mapping shows that the other vein systems in the Garnet district also followed fault zones. The faults were geometrically related to the Deep Creek anticline, so that they and the veins have predictable geometry discernible from geological mapping.

The gold-quartz veins have a close spatial association with the granite intrusions in the district. The Nancy Hanks vein system occupies the border zone of the main granite body. The Lead King, Grant-Hartford, Mountain View, Tiger, and Cascade veins are all associated with thin granite sheets that branch from the main granite body. The deep level of the main granite body was also the source of the gold, so the entire vein system is genetically linked to the emplacement of the granite. The intrusion of the granite was confined by the Deep Creek anticline, which folded before, during, and after the magma was injected.

We discovered the continuation of the Willie vein on the NW side of the canyon from where the historic open cut on the vein was excavated, and where we had concentrated our previous drilling. We hypothesize that the vein should continue down the plunge of the Deep Creek anticline to the northwest, beneath the Cambrian beds.

Deep Creek anticline and Garnet granite stock:

The thin granite sheets and main granite body itself are confined to the northeast side of the Deep Creek anticline, as shown in Figure 2. The fault along the Grant-Hartford vein system is in the core of the anticline and is mechanically related to the fold. After the fold and fault first began to form, the granites intruded. Then the veins were emplaced from deeper in the granite. Finally, the anticline and fault moved again and sheared the veins.

Importantly, the veins are part and parcel of the large Deep Creek anticline structure. The structure of the anticline controlled the structure of the veins.

The new mapping further clarified the geometry of the Deep Creek anticline and its geometric relation to the Garnet granite stock.

The anticline has a steep southwest limb, a broad top, and a moderately-dipping northeast limb. The anticline is one of the major folds of the Lewis and Clark line, and has been mapped for 15 miles, from the Garnet area southeast to Drummond. A dome-shaped culmination of the fold occurs in the area near Garnet.

The Willie, Lead King, and Grant-Hartford veins occur within the quartzites of the Precambrian Garnet Range Formation in the core of the anticline. They are more singular and planar than the veins in the Garnet granite or those in other rock types, because the quartzite was structurally stronger during the folding, faulting, and vein emplacement.

The veins terminate at the contact with the Cambrian beds at the top of the Garnet Range quartzites. It appears that the Cambrian sedimentary rocks formed a cap seal for the upward migration of the hydrothermal fluids that carried the gold. The gold-bearing fluids may have been trapped in the anticline in the quartzites and accumulated there rather than passing out of the system and being disseminated in the Cambrian beds. If so, then it is possible that the gold-bearing veins were enriched in the fractures in the quartzite, and the veins could continue along the trend of the anticline for some 4000 feet to the northwest of the exposures of the veins along First Chance Gulch. The veins would underlie the Cambrian rocks in this area at a depth of 500 to 1000 feet and would not be exposed.

Previous work had shown that the northwest-plunging Deep Creek anticline was intruded on its northern flank by the Garnet stock. The formations in contact with the granodiorite include silty quartzites of the upper Proterozoic Garnet Range Formation (Missoula Group), vitreous Cambrian Flathead Quartzite, shales and silty carbonates of the Cambrian Wolsey Shale, dolomites and gray limestone of the Cambrian Meagher Limestone, poorly exposed Cambrian Park Shale, light colored dolomite and limestone of the Cambrian Pilgrim Formation, thin-bedded limestones and calcareous shales of the Cambrian Red Lion and Devonian Maywood Formations and black, carbonaceous limestones and dolomites of the Devonian Jefferson Formation.

Contact metamorphism altered the sedimentary rocks within 1000 feet of the contact with the Garnet stock. Limestones became coarsely crystalline marbles, impure carbonates and silty shales became garnet-epidote-diopside skarns, Cambrian shales became black hornfels, and silty quartzites grew biotite-cordierite clots creating the distinctive spotted hornfels that district miners called "birdseye porphyry".

The contact of the Garnet stock is moderately north-dipping and conforms to bedding. North-dipping sills occur in the sedimentary rocks near the Garnet stock contact.

Mineralized quartz vein zones dip 30 to 50 degrees north, subarallel with the contact of the Garnet stock, some are within the stock, others within the country sedimentary rocks. These veins were responsible for an estimated 150,000 ounces of gold production from the historical operators of the Garnet and Coloma mines, as well as for much of the estimated 500,000 ounces of placer gold from nearby creeks, which were obtained during the pre- 1942 historical mining period of the region.

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

The Late Cretaceous Garnet stock sourced the Garnet-Coloma veins. The stock, the 3rd or 4th richest of a family of mineralization-bearing satellite plutons of the Boulder batholith, intruded the Lewis and Clark line, a major shear zone that crosses the western Montana Rocky Mountains. The recently re-opened Drumlummon mine near Helena is a sister mineralized deposit, of the same age, vein structure, and setting within the Lewis and Clark line as the Garnet district. The Drumlummon mine, however, occupies a deeper structural level than the Garnet district; it was exposed by faulting and erosion. We know this because the granite associated with the Drumlummon veins intrudes a rock formation that lies about 5000 feet deeper in the stratigraphic section than the rock formations at Garnet. Furthermore, the mineral zonation at

Drumlummon indicates a deeper and hotter equilibrium temperature than we find at Garnet. We infer that the source of the veins at Garnet may correlate with the Drumlummon veins, and therefore, the veins at Garnet may extend to significant depth below the present surface.

Conclusion:

In spite of its historical productivity, the mineralized material in the Garnet-Coloma district have only barely begun to be explored with systematic surveying, geologic mapping, drilling, assaying, and subsurface modeling. The results from our 2008-2010 drilling program indicate that we can now continue preparation of the proposed underground mining activities. We have designated several vein systems of interest whose boundaries extend in three directions beyond the reaches of our drillstems in 2010. Structural analysis indicates that the gold-bearing veins emanated from the Garnet stock as part of a regional system of structural features, and are therefore geometrically systematic.

Geologic mapping and analysis suggests that our proven gold reserves comprise less than 5% of the gold resources that may ultimately be recovered by underground lode mining.

(See the GHC web-site for the references to Appendix "A")

APPENDIX "B" TO 2011-12 ANNUAL REPORT

2010 SYNOPSIS OF MINING HISTORY, AND EXPLORATION
REPORT AND PLANS FOR 2011

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

Results from the Pegasus Exploration Plan, which were further interpreted by the 1999 Report, as well as numerous other reports and data, were the basis for GHC's initial exploration plans. The majority of the historical exploration activities were designed to define mineralized material for future open pit mining activities. Through our exploration activities we have begun to gain a more in depth understanding of our mineralized deposits, and have begun to target the vein structures for possible underground mining operations.

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

Current Operations

2008 Operations

GHC's 2008 exploration program was designed to quantify, through the use of definition drilling, both open pit and underground mine mineralized material targets identified by the previous Pegasus exploration program. J. Robert Flesher, our Vice-President of Geology and Mining, prepared the "Nancy Hanks Project Geology and Drilling Report for 2008," wherein the results for the Company's 2008 exploration program were detailed. During the second half of 2008, we began a definition drilling program consisting of 54 reverse circulation drill holes (12,497.5 feet), examining three mineralized vein systems. Drill targets were based on results from exploration conducted by Pegasus between December 1989 and December 1992 and other historical records, maps, and other geologic reports. Pegasus completed 147 reverse circulation holes (47,601 feet) and six core holes (1,710 feet). Combined, the total drill footage available for reserve calculation and mine planning is 31,808.5 feet.

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

Mapping Activities

Geological mapping continues to be one of our top priorities. During the 2010 exploration season, Dr. Sears lead numerous mapping and sampling activities to expand our knowledge of the vein systems in the district. He was able to refine the geologic map originally started in 1989, and began to more accurately define lithologic boundaries using our highly detailed Lidar contour maps. He also greatly increased our knowledge of the potential extents of many of the mineralized vein systems in the district. This information will be used for exploration planning in 2011, and his entire report titled, "Gold-bearing quartz veins in the consolidated Grant Hartford Corporation claim blocks", can be reviewed on our website, www.granthartford.com.

Geochemical

Geochemical data collected by Pegasus is currently being converted to an importable format for use in the Vulcan 3-D software system. Over 2,300 soil and grab samples are included and will be used to help identify surface expressions of mineralized areas for exploration planning.

Conclusion

We were able to significantly increase our understanding of the deposits found on our Garnet Mineral Property during the 2010 exploration season. This improved knowledge of the district allowed us to be more efficient with our drill program and increased our ability to successfully estimate the locations of mineralized material. The identification and definition of the northwest portion of the Nancy Hanks vein system has put us in a potential position to begin anticipated mining, and possible processing, of several high grade mineralized zones that we have preliminarily identified. We were able to complete four core holes in 2010 which provided a more comprehensive identification of the mineralized zone structures, including potential grades, and lithology of the Nancy Hanks and Willie vein systems, which we anticipate will provide data for more refined mine planning in conjunction with the completion of our feasibility study. We anticipate that this greater understanding of the district will allow us to continually increase our grade and ton estimates of the mineralized material in our future exploration seasons.

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

B. We propose to continue updating all existing geological, geophysical, geochemical, and historic data into Vulcan's sub-surface 3D mine modeling program to better identify mineable mineralized zones, assist in mine planning, exploration planning, and in the future establishment of a reserve calculation. Geochemical data collected by Pegasus has been converted to a format acceptable to Vulcan, and we plan to evaluate geochemical anomalies for exploration potential in 2011.

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

F. Core Drilling - We propose to complete 5,000 feet of diamond drilling (core) in 2011. These holes will target mineralized zones encountered with reverse circulation drilling in several areas of the project. These holes will be used for mine planning and reverse circulation drill-hole confirmation. Down-hole surveys will be conducted to verify mineralized zone locations.

G. Underground Mine Planning and Mapping - Preliminary mine design planning for the Willie and Nancy Hanks mineralized zones has been completed. We anticipate that underground exploration will complete continuous mapping and sampling activities as the workings advance.

Section2: Mapping (Jim Sears)

     Mapping program: While the 2011 drilling is in progress, we propose to conduct geological field work at various localities around the Garnet Mineral Property to better understand the structural configuration of the vein systems. This work would be conducted by Dr. Sears and a field assistant over most of the summer. There are three main items:

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

·   ;We anticipate conducting the mapping and measuring of structural fabrics in the folded and faulted host rocks and determining their genetic relationships to our Garnet Minarl Property's mineralization.

· We also propose to determine the origin and orientation of the Day Gulch fault in 2011.

Employees/Consultants at the end of the fiscal year dated December 31, 2010

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

APPENDIX "C" TO 2011-12 ANNUAL REPORT

GrantHartford Corp.
Garnet Project
Geology and Exploration Report for 2010

Executive Summary

The Garnet Project is located forty miles east of Missoula in Granite County, Montana. The project area sits in the historic gold mining district of Garnet. This mining district produced approximately 150,000 ounces of gold from underground hard rock mining and an additional 500,000 ounces from the many placer operations from the late 1800's though the start of WWII. The gold contained in the hard rock deposits is primarily found in shallow to moderately dipping quartz veins, stock work systems, and shear zones, hosted by Cretaceous granodiorite, Paleozoic sediments, and upper Proterozoic quartzites.

During the 2nd half of 2008, the Grant Hartford Corporation began a definition drilling program consisting of 54 reverse circulation drill holes (13,203 feet) examining three ore systems. Drill targets were based on results of exploration conducted by Pegasus Gold between Dec., 1989 and Dec., 1992. Pegasus completed 147 reverse circulation holes (47,646 feet) and six core holes (1,710 feet) and took 4,110 samples including soil, trench, channel, rock chip, dump, underground, and stream sediment samples. Other exploration activities completed by Pegasus include geochemical soil analysis, induced polarization, VLF and air magnetometer surveys, surface and underground mapping and sampling, historic dump surveys, and trench and grab sampling. All data from the Pegasus drill program is in the possession of GHC and is being used for exploration and resource modeling. In addition numerous historical documents, maps, and various other geologic reports are being used for future exploration and mine planning.

During 2009, we completed 111 reverse circulation drill holes to further define underground and pit gold resources on the Nancy Hanks/Dewey deposits. 111 reverse circulation drill holes totaling 37,763 feet were completed during this period. Of these, 62 holes totaling 21,840 feet were drilled in the greater Nancy Hanks Pit area. Total drill footage for 2009 was nearly 3 times the footage drilled by GHC in 2008. In addition to the Nancy Hanks Pit area, the program included exploration of the Willie Vein System and began definition of the Tostman and Tiger deposits in the greater project area.

The 2010 exploration season has been completed and has proven to be our most successful season to date. We have significantly improved our understanding of the geology of the district as well as improving our ability to predict where mineralized material can be expected. During 2010, we finished 66 reverse circulation holes and 4 core holes totaling 34858 feet and 1699 feet respectively. Although we drilled significantly fewer holes in 2010 vs. 2009, we were able to complete nearly the same total drill footage. The 2010 exploration season experienced many drill availability set backs, yet we were able to add significantly to the overall resource with excellent results. The improved knowledge of the district we have gained has allowed us to be much more efficient with our exploration and ore definition planning and will continue to be built upon in 2011.

Introduction

This report details drill plans, results, and conclusions of exploration activities conducted at the Garnet Project by GHC during the 2010 season. Drilling commenced in mid-April and ended for the season in early December. 2010 drilling was ended due to weather related issues as well as to evaluate 2010 exploration results, input and evaluate data for mine planning, create reserve models, and begin planning our exploration goals for 2011. All reverse circulation drilling was completed by O'Keefe Drilling of Butte, MT, and core drilling was conducted by Spring Valley drilling of Hot Springs, MT.

Geologic Setting

The Garnet Project is located in the Garnet Range in West Central Montana. This property can be found in the historic Garnet Mining District. There have been numerous geologic evaluations over the years of the Garnet Range (c.f. Pardee, 1917, Kaufman, 1957, Sears, 1990, Reichl and Reynolds, 1988 to 1990).

There are three main geologic units in the project area. The Pre-Cambrian Garnet Range Quartzite, a Paleozoic sequence of sedimentary deposits, and the Cretaceous age Garnet Range Granodiorite. The Paleozoic sedimentary rocks sequence includes limestones, dolomitic limestones, and various shales. Most of the economically enriched zones occur within a few hundred feet of the contact between the Garnet Range granodiorite and the Paleozoic sedimentary sections. There are local marble units probably formed from limestones contacting the intrusive Garnet Range Stock (granodiorite). The Garnet Range Stock ranges from an un-altered, medium grained, salt and pepper granodiorite to highly chloritic and/or propylitically altered, iron stained sections.

Structurally, the district has a general east-west fabric which parallels the contact between the granodiorite and the sedimentary rocks. There are several large fault systems none of which indicate movement of over a few hundred feet. Most of the faults strike E-W in the Nancy Hanks system and range from 20-40 degrees dipping north. More complex faulting is found in the south east portion of the project area and structures strike NE/SW with perpendicular faults. Fractured zones and/or bedding planes along the contact area, allowed hot fluids (probably associated with the stock placement) to permeate the granodiorite and fill fractures in the sedimentary sections and leave economically valuable minerals. Many of the fractures are quartz filled and contain various low levels of sulfides (primarily pyrite). The higher grade veins generally contain large amounts of leached sulfides and give rise to a "red ore" such as the one historically found in the Nancy Hanks Mine which measured up to 8 OPT Au. Gold is the most common economic mineral in the district including telluride minerals, with minor amounts of silver and copper.

2010 Exploration Goals and Results

Grant Hartford's 2010 exploration program was designed to expand on drill results from 2008 and 2009 as well as results from Pegasus Gold's exploration project (1989-1992). The Pegasus Garnet Project Summary (Stimson, 1992), identified 16 different "mineralized areas" of high grade gold ore. Numerous historical reports, production records, and maps were also used to determine the most promising targets.

The 2010 exploration plans included continued evaluation of the NW and down dip extensions of the Nancy Hanks vein system, down dip and lateral extensions of the Willie vein system, the Nancy Hanks Pit area, and continued definition of the Tostman vein system. Additionally plans were made to examine the Coloma district and the Lead King Vein systems. These plans were designed to help move more mineralized material into a reserve category, and further delineate the high-grade intercepts for underground mine planning and extraction.

Due to limited drill availability, most of the drill footage was completed in the Nancy Hanks vein system (27,338 feet) and the Willie vein system (5080 feet), with 1790 feet completed in the Lead King vein system and one 650 foot hole which penetrated both the Grant and Hartford and Lead King vein systems. This last hole was drilled at the proposed mill site and was designed for condemnation information as well as to evaluate the vein structures. 930 feet of core (2 holes) were completed in the Nancy Hanks vein and 766 feet of core (2 holes) were completed at the Willie site. These core holes twinned high grade R/C intercepts and were designed for grade confirmation and to evaluate true vein thickness. Initial core hole logging has confirmed the mineralogy and location of the structure. The mineralized intervals were sampled by lithologic changes and sent for certified assay.

The highlight of the 2010 drill season is the "discovery" of a high grade, vein structure which is an extension of the same vein mined in the historic Dewey mine. Several holes were completed here in late 2009. These results in addition to historic maps and reports (Pardee 1916, Pitt Report 1917) indicated that the high grade structure continues to the northwest. Notes from these maps say "12 samples were taken on no. 7 level in 1917 by Pitt indicate a shoot 135' long averaging 2.5' at 1.5 oz Au, 4.0 oz Ag, 1.1% Cu, and 410 tons on top ready for shipment averaging 1.63 oz Au, 6.05 oz Ag, 2.1% Cu".

Following up on promising results from drilling completed in 2009 (13 holes totaling 5480 feet), 30 R/C drill holes totaling 18,065 feet and 2 core holes totaling 933 feet were completed in 2010 and we have extended the known mineralized zone on the northwest Nancy Hanks vein model to over 580' along strike. This structure has a dip varying from 33-40 degrees with dip lengths ranging from 240 to 540 feet. Vein thickness varies from 5 to 30 feet based on 5 foot R/C sample intervals, although historic records indicate average vein thicknesses in the 2 to 4 foot range.

Resource estimates for the northwest portion of the Nancy Hanks vein system at the end of the 2009 drill season indicated approximately 70,000 tons containing 13,000+ ounces. With the addition of the 2010 drill results, the updated resource model currently indicates over 188,000 tons @ .265 OPT Au containing 49879 ounces Au.

This zone has proven to be the most consistent mineralized vein structure both in continuity as well as grade explored by GHC in the Garnet District to date. This vein system is open to the west and appears to be the same structure as the one located at the Tostman zone. Similar grades and vein attributes can be found at the Tostman and it is felt that they are on in the same structural trend. There is 1350 feet between the Nancy Hanks vein and the Tostman vein along strike. Plans for 2011 will include filling in this gap with further drilling. If continuity is found across this trend we would have over 2000' along strike on this mineralized structure. There is every indication that the structure continues to the west of the Tostman zone as well. We will continue to follow this high grade trend in 2011.

Listed below are some of the results from 2009 and 2010 in this vein structure.

2009 NW Nancy Hanks Vein - Drill Hole Highlights

Drill Hole	Type	From	To	Interval	Grade OPT Au
GHN41-09	R/C	290	320	30'	.409
-including		295	300	5'	1.775
GHN52-09	R/C	345	500	155'	.095
GHN56-09	R/C	330	360	30'	.246
GHN98-09	R/C	185	205	20'	.384
-including		190	195	5'	1.212
GHN99-09	R/C	115	120	5'	1.700
		160	170	10'	.331

2010 NW Nancy Hanks Vein - Drill Hole Highlights

Drill Hole	Type	From	To	Interval	Grade OPT Au
GHN2-10	R/C	390	410	20'	.591
-including		390	395	5'	1.678
GNC4-10 (Twin of GHN2-10)	NC Core	391	42.05	11.5'	1.398
-including		391	395.5	4.5'	1.597
-including		397.9	402.5	4.6'	1.901
GHN28-10	R/C	375	395	20'	1.231
-including		380	385	5'	3.260
GNC3-10 Twin of GHN28-10)	NC Core	393.7	398.7	5'	1.467
GHN41-10	R/C	465	480	15'	.925
-including		470	475	5'	2.29
GHN60-10	R/C	450	465	15'	.535
-including		450	455	5'	1.357

R/C hole GHN2-10 was twinned by core hole GNC4-10. GNC4-10 confirmed the high grade structure and indicates an 11.5' interval grading 1.398 OPT Au. Core hole GNC3-10 twinned R/C hole GHN3-10. GNC3-10 confirmed 5' grading 1.467 OPT Au in the mineralized structure.

We are now able to more accurately predict the intercept depth of this structure. We are currently fan drilling 3 holes on 50' centers along strike. This spacing gives us the ability to bring most of the material in each section to a measured or indicated category. We have added over 250' along strike to the known mineralized model during the last several months of 2010 containing over 188,000 tons and over 49000 ounces Au. Our final drill section for 2010 continued to intercept the mineralized structure. This trend will continue to be defined to the west in 2011.

Nancy Hanks Vein showing the historic Dewey Mine workings and current mineralized vein structure model. View is to the southwest and shows drill hole penetrations.

Historic Dewey Workings
Nancy Hanks Vein Structure

The Willie Vein System had 10 reverse circulation drill holes and 2 core holes completed in 2010 totaling 4980 feet and 766 respectively. There was also one hole only completed to 100' which did not reach the target depth due to equipment breakdowns. This drill program included plans for 5 more drill stations which are currently permitted and will be completed in 2011.

This high grade structure is contained in the Garnet Range Quartzite and consists of a mineralized quartz vein within a bleached quartzite structure. The Willie model currently contains over 61000 tons at .242 OPT Au for over 14800 ounces Au. The Willie vein structure has only been examined on the east side of First Chance Gulch. As all known mineralized structures can be found on both sides of the gulch such as the Lead King and Grant and Hartford systems, we projected the extension of the Willie structure to the west side of the gulch and were able to find a potential quartz filled structure where predicted. This will continue to be examined in 2011 and has good potential to extend the strike extents of the Willie vein system from the current length of 350' to several thousand feet.

2009 Willie Vein Drill Hole Highlights

Drill Hole	Type	From	To	Intercept	Grade OPT Au
GHW6-09	R/C	145	165	20'	.255
-including		145	150	5'	.695
GHW62-09	R/C	345	355	10'	.239
GHW64-09	R/C	305	358	53'	.366
GWC1-10 (Twin of GHW64-09)	NC Core	333	335	2'	3.400
-including		333	334	1'	6.030
-including		325	335	10'	1.273
GHW66-09	R/C	270	390	20'	.158
-including		285	290 5'	.342

2010 Willie Vein Drill Hole Highlights
Drill Hole	Type	From	To	Intercept	Grade OPT Au
GHW30-10	R/C	490	495	5'	.225
GHW37-10	R/C	495	500	5'	.379
GHW39-10	R/C	545	550	5'	.295

Core hole GWC1-10 certified assays have been received and high grade material was encountered where expected with positive results (2' at 3.40 OPT Au). Although, the true vein thickness encountered in the core is much narrower than R/C drilling originally indicated, high grade material was found at the expected target depth and mirrors results from R/C hole GHW64-09. Hole GHW62-09 was twinned by core hole GWC2-10 to confirm contained Au grade as shown in the preceding chart. This hole intercepted a mineralized zone below the zone indicated by R/C drilling. GWC2-10 appears to be across a down-dropped block fault and did not encounter the ore zone at the same elevation as GHW2-10. This structural anomaly will be investigated further during the 2011 exploration season.

The Lead King vein system lies a few hundred feet north and upslope from the Willie system and was mined extensively on both the east and west sides of First Chance Gulch historically. It was in production up to the beginning of WWII and has not been mined since that time. Initial exploration drilling was begun on this structure in 2010 consisted of 5 holes totaling 1790 feet using reverse circulation sampling methods. Plans were designed to explore material below the lower workings. Notes from historic mapping (Pardee 1916) indicate ore in the lowest historic level. "It is reported that a length of 150' averaged 2' of 0.8 to 1.0 oz Au was shown on no. 4" and "Ore on level above said to average 1.5' - 2.5' and about .75 oz Au".

After evaluating initial mine planning at the Willie, it became clear that exploration of the material below the historic Lead King workings was needed. Both mineralized zones could potentially be accessed from the same development. Initial results indicate the Lead King mineralized structure continues below the lowest historic workings.

2010 Lead King Vein Drill Hole Highlights

Drill Hole	From	To	Intercept	Grade OPT Au
GHL42-10	245	255	10'	.490
GHL44-10	310	320	10'	.141

The vein systems along First Chance Gulch are offset by numerous block faults (such as that described above in the Willie core discussion) and structural mapping activities were conducted in 2010 to more accurately predict target zones. Drill spacing in the Lead King structure was not adequate to bring any material in to a resource category, but initial results were very encouraging. Vein structures were intercepted where anticipated and will continue to be examined with more drilling and mapping in 2011.

Another important project began in 2010, is the initial exploration of the Grant and Hartford vein system. This mineralized zone lies several hundred feet north and upslope from the Lead King system and is similar geologically to the Lead King vein. This vein was mined historically on both the east and west sides of First Chance Gulch, although little work is indicated on the west side of the gulch based on historic records. Three drill sites were permitted for this zone, but drill availability did not allow them to be completed.

A historic raise in the Grant and Hartford vein was encountered during construction of the new access road on the west side of the gulch. This section of the vein was sampled and eleven channel samples averaged .215 OPT Au. This structure was also examined using trenching and grab sampling west of the historic workings. A trench completed in 1964 by Joe Irving was reported to have exposed a 8"-12" quartz vein structure including 2" of 1.32 OPT Au. This trench was re-opened in 2010 and the same vein section assayed 1.52 OPT Au. Five new trenches were excavated in 2010 to explore the surface expression of this structure. These trenches were channel sampled and mapped and four of the five trenches yielded assays of over .100 OPT Au including several over .500 OPT Au. Surface exposure of this vein was mapped and plotted using historic excavations and projections based on historic workings. This mineralized zone has a great potential to develop into a fantastic mining target. Due to the surface expression of the vein, mine development would access ore immediately with little development needed. Drill planning for 2011 will include plans to explore this structure with adequate drill spacing to bring this zone in to resource category and should prove to be another high quality mineralized vein system.

The Tostman mineralized zone had 4 drill stations planned for 2010 which fall under the Prospectors Permit and is located approximately 1800' west of the Nancy Hanks pit area. Due to drill availability problems, no holes were completed in the Tostman zone in 2010. The geology in the Tostman zone is very similar to the Nancy Hanks pit area and the mineralized structure is contained in altered Garnet Range granodiorite adjacent to the contact zone with the sedimentary sequences. As stated previously, we feel this is the same vein system found in the Nancy Hanks zone. We are confident we will be able to connect these two zones which will give us a strike length along this structure of over 2100 feet. Currently an overall resource has been modeled with all drill information to date and indicates contained ounces of over 3000 ounces gold in the measured, indicated, and inferred categories. Additional drilling will be conducted here in 2011 to further define this deposit as it is open in 3 directions.

Other 2010 Exploration Activities

Geology Team

The GHC geologic team organized in 2009 continued to increase our knowledge and understanding of the vein systems found near Garnet. Team members include:

Bob Flesher - V.P. of Geology and Mining for GHC.
Dr. Jim Sears - U of M Geology professor and Board member for GHC.
Jeff Switzer - Field Geologist and 2009 U of M graduate under Dr. Sears.
Sarah Clark - Field Geologist and 2009 U of M graduate under Dr. Sears.

Creation of our geologic team has given us the ability to bring a wide range of knowledge together to accomplish a higher level of exploration and focus. The team met numerous times during 2010 to review drill planning and results, surface mapping and sampling activities, and has greatly expanded on our knowledge of the deposits in the Garnet Mining District.

Conclusion

Grant Hartford was able to significantly increase the understanding of the deposits found in the Garnet Mining District in 2010. This improved knowledge of the district allowed us to be much more efficient with the drill program and increase our ability to predict the locations of mineralized material in 2010. The identification and definition of the northwest portion of the Nancy Hanks vein system has put us in a position to begin mining immediately with confidence that high grade material will be available for processing. As a result of the 2010 drill program, we have increased our underground resources from approximately 30,000 ounces at the end of 2009 to nearly 90,000 ounces at the conclusion of the 2010 exploration season. We were able to complete four core holes in 2010 which provide a more comprehensive look at the ore zone structures, grades, and lithology of the Nancy Hanks and Willie vein systems and will provide data for more refined mine planning. We are confident that this greater understanding of the district will allow us to continually increase the identified resource in 2011 and in to the future.

References

(See the GHC web-site for the references to Appendix C")

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

Unanticipated problems, expenses and delays are frequently encountered in establishing a new business, such as ours, and in the exploration stages of the search for mineral deposits. These include, but are not limited to, inadequate funding, competition, and unsuccessful mineralized material exploration. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. There is limited history upon which to base any assumption as to the likelihood that we will be successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. No assurance can be given that we can or will ever operate profitably.

2:    We will require additional funding

As of December 31, 2011, we had cash on hand in the amount of $1,894. We currently anticipate incurring expenses of approximately $7,460,000 for the fiscal year ending December 31, 2012, which we plan to use in order to complete our feasibility study, fund our 2012 Exploration Season, continue the mapping project on our property, establish an on-site fire assay laboratory, ship mineralized material from the Lead King mine site to the Golden Sunlight Mill, and continue preparations to begin underground mining operations at the Nancy Hanks mine site on our Garnet Mineral Property. We will require additional financing in order to begin and complete our current plans for the 2012 Exploration Season and may require additional financing for future phases on our Garnet Mineral Property. We currently have limited operations at the Lead King mine site and propose to continue shipments and generating other income in 2012. Our business plan calls for significant exploration expenses. We will require additional financing to sustain our business operations if we are not successful in earning sufficient revenues once exploration is complete. In the event that our exploration programs are successful in sufficiently estimating the mineralized material continuity between drill holes and we exercise our mineral claim purchase option, we may require additional funds in order to place the patented and unpatented mining claims into the development and commercial production stages. We currently do not have any finalized arrangements for financing and we may not be able to obtain financing when required and on favorable terms. Obtaining additional financing would be subject to a number of factors, including, but not limited to, the market prices for gold, silver and other metallic minerals and the costs of exploring for, developing and producing these materials.

These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations.

In the event the Company continues to generate no revenues from operations or we are not able to obtain the necessary capital to become an operating company, we may not have sufficient resources to pay our consultants, make our options payments, pay any other fees or any other expenses related to the continuation of our operations and we may be forced to cease our operations.

3:   Our Auditor has raised substantial doubt about our ability to continue as a going concern

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit since inception of $13,391,272 for the period from, March 15, 2007, to December 31, 2011, and have no revenues. Our future is dependent upon our ability to obtain financing and upon successful exploration and future development and production stages on the patented and unpatented mining claims. This is a significant risk to investors who purchase shares of our Common Stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational. Potential investors should also be aware of the difficulties normally encountered in the exploration stage of mining companies and the high rate of failure of such enterprises. Our auditor's concern may inhibit our ability to raise financing because we may not remain operational, which would most likely cause our business to fail.

4:   Any global financial crisis may have an impact on our business and financial condition that we currently cannot predict.

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

6:   We are a new company with limited operating history

We have only completed four drilling seasons on our mining claim holdings for which we have acquired our options. We recently acquired additional unpatented mining claims and mining leasehold interests, which we began exploring in 2010 and of which will require additional exploration. As a result, we have no way to evaluate the likelihood that we will be able to operate our business successfully and move to the next mining stage on our Garnet Mineral Property. There is no history upon which to base any assumption as to the likelihood that we will prove successful. While we began generating income during the third quarter of 2011, we have not begun earning revenues pursuant to the Company's primary business operations as of the date of this Form 10-K. Thus, we face a high risk of business failure which could result in a loss of confidence by our shareholders or potential investors and could result in a disruption to the business, adversely affecting our Company and the existing shareholders.

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

8:   We may be unable to continue to sell our mineralized material to third party mill facilities for processing, or the ore processing fees may become prohibitive in the cost effectiveness of continuing mineralized material shipments for processing..

We currently have an agreement in place to sell a maximum of 30,000 short tons of ore from old tailings from the Lead King mine site to Golden Sunlight Mines, Inc. ("Golden Sunlight Mill"). However, the agreement was amended orally to ship 32,000 short tons of ore. The Golden Sunlight Mill is an independent third party mill facility that receives ore from various locations around the area. Thus, there is no guarantee that the Golden Sunlight Mill will continue to process our mineralized material, nor is there any guarantee that the processing fees may not become prohibitive in our continued shipment of mineralized material for processing. In the event we are unable to continue mineralized material shipments to the Golden Sunlight Mill, the income we are currently generating from the Lead King mine site would not continue, which could interfere with the implementation of our business plan, and could have an adverse effect on the value of our common stock and may cause our business to fail.

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

One of our material assets is the option to purchase the 122 unpatented and 23 patented mining claims on the Garnet Mineral Property. The claims are owned, or optioned by Commonwealth. Commonwealth is owned in part by Mr. Eric Sauve, our President, CEO, CFO and Director. In addition, Mr. Aaron Charlton, Senior Consultant and NEO to our Company, is a majority owner of Commonwealth. Our newly appointed Audit Committee has begun the process of identifying a third party outside accountant to assist in completing an internal review and plans to adopt conflict of interest and ethics rules, which will include the rules set forth in the Sarbanes-Oxley Act of 2002. The Audit Committee has put these efforts on hold until such time as the Company has sufficient capital to complete the Audit Committee's internal review. In the absence of these corporate governance measures, and in general, the interests of Commonwealth and management may not coincide, which could result in a loss of confidence by our shareholders adversely affecting our Company and the existing shareholders which in turn would have an adverse effect on the value of our common stock and may cause our business to fail.

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

While Garnet is responsible for the rental and operation of heavy equipment and labor on the Garnet Mineral Property and coordination of the exploration project management, we are not contractually indemnified by Garnet for work stoppage, delays or interruption of operations, as a result of not being able to provide these services in a timely manner. Lack of performance or untimely performance on the part of Garnet could result in increased costs, monetary losses, legal liability and possible adverse state governmental or BLM action. The inability of Garnet to perform could cause a delay in the progress of our exploration on our Garnet Mineral Property and our progression from exploration into the development and production stages of mining, which may have an adverse effect on our financial position, shareholders, and the identification of future financing. The potential costs associated with losses or liabilities not covered by Garnet's insurance would have a material adverse effect on our financial position and have an adverse effect on the shareholders and the value of our common stock.

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

In addition, in the event that we are not able to pay the accounts payable to CDM Contractors, Inc. or O'Keefe Drilling, they may file a mechanics lien and potentially file a law suit against GHC and its patented and unpatented mining claims. This encumbrance could limit the Company in its efforts to raise capital or use the properties as collateral in a loan transaction. This inability to raise capital would have an adverse effect on the Company and its shareholders and could cause our Company to fail.

13:   We have entered into an orderly plan for payment to cure a default under the terms of our contract with one of our third party contractors, who has filed a lien secured by 6 of our 23 optioned patented mineral claims and 2 of our 122 optioned unpatented mineral claims.

We are currently in default under the terms of our contract with one of our third party contractors, CDM Constructors, Inc., who had filed a UCC Lien in the amount of $674,371 on certain assets. The assets named in the lien include all recovered valuable minerals, the proceeds, products, refined materials, dore', bullion, and accounts relating to valuable minerals currently stockpiled on the following patented claims optioned through Commonwealth Resources, LLC: Free Coin MS 4652, Lead King MS 4811, Bull's Eye MS 4651, Bull's Eye Fraction MS 9405, Grant and Hartford MS 7327, White Cloud MS 5631, Red Cloud MS 5451 and on the following unpatented claims optioned through Commonwealth Resources, LLC: GHC 50 and GHC 52. The Settlement Agreement dated June 6, 2011 assigns 60% of the net mill receipts to the vendor related to shipments from the mining operations located on any of the described mineral claims, including the mining operations on the Lead King MS 4811 patented mining claim, to pay the outstanding balance. The balance owed to the vendor at December 31, 2011 is $398,765.

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

14:   Construction Lien

On February 14,2012, American Buildings Company ("American") filed a Construction Lien for non-payment by us pursuant to Title 71, Chapter 3, of the Montana Code Annotated. At the request of R & R Shear Construction, P.O. Box 503, Frenchtown, MT., American provided a pre-fabricated metal building and components. The Construction Lien was filed against the Nancy Hanks Lode Mining Claim Survey No. 5365, which is owned by Commonwealth Resources, LLC. The unpaid balance on the services and materials that were provided on or about December 31, 2011, is $48,622. While the Construction Lien was not filed against us, our Option Agreement between us and Commonwealth encumbers the title to the Nancy Hanks Mining Claim which could impair our future financing to our detriment.

15:   Exploration stage mining companies experience a high rate of failure from the occurrence of unanticipated issues.

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

16:   Our property insurance may not cover liability that we may be subject to in the future.

At the present time, we have a property liability insurance policy that covers all of our current surface operations. We cannot ensure that a property liability insurance policy will continue to be available, or to be available at a favorable rate, which would force us to proceed in implementing our business plan with inadequate or no property liability insurance. We cannot ensure that our current coverage will sufficiently protect against all unanticipated hazards, and if and when our operations expand to include more extensive above surface and underground exploration, our current property liability coverage may be insufficient. The payment of such liabilities, that are uncovered, or insufficiently covered, by our current property liability policy, may have a material adverse effect on our financial position.

17:   Non-Consent to Use Geological Reports.

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

18:   We will continue to incur losses for the foreseeable future.

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

19:   Because access to the mineral property may be restricted by inclement weather, the Company may be delayed in its exploration efforts.

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

20:   The mine exploration business is highly competitive.

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

21:   A ready market may not exist for the sale of any proven/probable reserves identified in the future.

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

22:   Our operations are subject to numerous governmental permits which are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.

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

23:   Our anticipated underground mining operations are subject to stringent federal and state safety regulations that could increase our cost of doing business, and may place restrictions on our operating methods. In addition, government inspectors under certain circumstances, have the ability to order our operations to be shut down based on safety considerations.

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

24:   We are subject to Section 229.104 Mining Safety Statue and Regulations.

In the period ending December 31, 2011, we had two significant and substantial (S&S) violations and 30 citations pursuant to Section 104(d) of the Act (30 U.S.C.) 814(b). While we have dealt with these violations, any continued violations may subject us to sanctions and potential legal proceedings. Continued violations could also subject GHC to fines, disrupt our business, or cause closure of our business. These events could adversely affect our ability to raise capital, our ability to implement our business plan, and our shareholders would be adversely affected, as it relates to shareholder value.

25:   There is a limited potential for acid drainage from wastes on our exploration and future mining activities at the Garnet Mineral Property.

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

26:   We must comply with all Environmental Protection Agency (EPA) requirements, such as the Clean Air Act and the Clean Water Act.

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

27:   Our exploration operations are subject to any future environmental regulations, which could result in additional costs and operational delays.

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

28:   Our exploration activities rely upon our ability to retain our current mining permit and obtain additional permits for our future operations.

The majority of the wastes generated on the Garnet Mineral Property will be characterized as an exempt waste pursuant to the Bevill Exemption from the Hazardous Waste Rules under the Resource Conservation and Recovery Act ("RCRA"). Therefore waste management on our Garnet Mineral Property will be regulated by the DEQ through its' mine permitting process. Concurrently, we hold a Small Miner Exclusion and Exploration Permit and are in compliance with, the Small Mine Exclusion requirements required by the State of Montana DEQ. Our current plan is to continue our exploration activities through our small miner permit, until such time that our required surface disturbance is greater than five acres. We are required to obtain drilling permits, post bonds and perform remediation work for this physical disturbance to the land in order to comply with the DEQ and BLM laws, rules and regulations. While we have planned exploration program budgets for regulatory compliance, there is a risk that new laws, rules or regulations could increase our costs of doing business, preventing us from carrying out our exploration program and, therefore, adversely affecting our operational results.

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

29:   Several of our Prospecting Leases are on BLM owned patented claims.

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

30:   We may produce air emissions and pollutions that could fall under the jurisdiction of U.S. Federal Laws.

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

31:   Any new legislation that may be proposed could significantly affect the mining industry.

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

32:   Increased costs could affect our financial condition.

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

33:   In the event that our optioned mining claims become invalid, we will lose all rights that we have in the 23 patented and 122 unpatented mining claims.

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

34:   In the event we fail to make our scheduled option payments, we will lose all interest that we have in the optioned patented and unpatented mining claims.

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

35:   In the event that our acquired mining claims and leasehold interests become invalid, we will lose the 91 unpatented mining claims and 8 leasehold interests.

On May 24, 2010, the Company entered into the Share Purchase Agreement with Commonwealth, to acquire 90 unpatented mining claims and 8 prospecting leases on United States BLM owned patented mining claims. We are required to make timely payment of all fees, including, but not limited to, all annual assessment fees required by the BLM, and, if applicable, timely take any other actions necessary to keep all unpatented claims in good standing. The 8 leasehold interests on BLM-owned patented claims rely upon a prospecting permit obtained through the DEQ. These leasehold interests will continue in perpetuity provided that the Company, (i) files an extension for its Prospecting Permit 90 days prior to the expiration date, (ii) tenders the annual rental payment, equal to $0.50 per acre, or a minimum of $20, (iii) drills or excavates at least one exploration hole, trench, test pit, or performs some other comparable exploration, and (iv) periodically updates the DEQ on our operations plan and obtains and maintains an adequate bond. In the event we fail to maintain the acquired mining claims and leasehold interests in good standing, or in the event we do not exercise our option to purchase the 122 unpatented and 23 patented mining claims, we are required to convey the 90 unpatented mining claims and 8 leasehold interests to Commonwealth at no cost to Commonwealth. The invalidity, and loss of our acquired claims and prospector leases would have an adverse affect on any future revenues and the shareholders would be subsequently adversely affected.

GHC acquired 90 unpatented mining claims from Commonwealth under the terms of the Share Purchase Agreement of 2010. GHC acquired 177 unpatented mining claims through staking and filing in 2011. In order to keep the 90 and 177 unpatented claims is good standing, the BLM requires an annual maintenance fee of $140 be paid before August 31st of each year. In the event that these maintenance fees are not paid by the August 31st deadline, the mining claims become invalid and revert to the BLM. In the event that our mining claims become invalid, we will lose all rights that we have in the 90 and 177 unpatented claims.

36:   We have not completed mapping and verification of our newly acquired 91 unpatented claims and 8 prospecting leases on BLM owned patented claims.

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

37:   We have been exploring a mineral claim, of which we own no right or title to the mineral rights thereon.

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

38:   Compliance with Sarbanes-Oxley may result in our inability to achieve profitability.

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

Risk Factors Relating to Our Common Stock and this Offering

39:   We are required to annually evaluate our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material effect on the price of our Common Stock.

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

40:   Indemnification of Officers and Directors may prohibit stockholder action against the Company.

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

41:   We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

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

42:   The price of our Common Stock may be adversely affected by fluctuations in gold prices.

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

43:   We have not paid dividends in the past and do not expect to distribute cash dividends in the future. Any return on investment may be limited to the value of our common stock.

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

44:   There is no public trading market for our Common Stock and no public market may develop.

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

45:   Our Common Stock may be deemed a "penny stock", which would make it more difficult for investors to sell their shares

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

46:   Our common stock is to certain restrictions on transferability.

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

47:   Commonwealth owns a majority of our outstanding voting stock.

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

Item 1B.     Unresolved Staff Comments.

None.

Item 2.     Properties.

Our mailing address is 2620 Connery Way, Missoula, Montana 59808. During the third quarter of 2011, we moved our executive offices into cabins owned by Commonwealth, which are located on the Garnet Mineral Property, at 7 Tiger Lode Trail, Garnet, Montana. We do not pay Commonwealth rent for the use of this space under the terms of the amended option agreement that allows us to make surface improvements in lieu of cash payment of the annual option payment. We also rent a 1,000 square foot field office at 43 C Street, Drumond, Montana, pursuant to an oral agreement on a month to month basis at a rate of $650 per month. These facilities are sufficient for our current needs; however, we may require larger facilities as we carry out our business strategy.

The Company does not own any property, but has acquired an exclusive option to purchase the mineral interests to 23 patented mineral claims and 122 unpatented mineral claims located within the Garnet Mining District of Granite County, Montana from Commonwealth. On May 24, 2010, we purchased 90 unpatented mining claims and 8 prospecting leases on BLM owned patented mining claims from Commonwealth pursuant to the Share Purchase Agreement.

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

In 2011, we acquired, by staking and registering, 177 new unpatented mining claims in Beaverhead, Broadwater, Granite, Jefferson, Madison, Missoula, Powell and Sanders Counties, Montana. The claim blocks are distributed over seven counties in Western Montana.

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

Legal Claim Name & Mineral Survey #	Owner of Record	Mining Claim Location Date
Amex 11 Lode Mining Claim, mmc#116773	Commonwealth Resources, L.L.C.	11/23/1984
Willie Lode Mining Claim, mmc#210813	Commonwealth Resources, L.L.C.	12/08/2002
Cayuse #1 Placer Mining Claim, mmc#210811	Commonwealth Resources, L.L.C.	12/08/2002
Cayuse #2 Placer Mining Claim, mmc#211062	Commonwealth Resources, L.L.C.	9/30/2003
First Chance #1 Placer Mining Claim, mmc#210816	Commonwealth Resources, L.L.C.	1/09/2003
First Chance #2 Placer Mining Claim, mmc#211063	Commonwealth Resources, L.L.C.	1/09/2003
Amex 1, mmc#219402	Commonwealth Resources, L.L.C.	9/21/2007
Amex 2, mmc#219403	Commonwealth Resources, L.L.C.	9/24/2007
Amex 4, mmc#219404	Commonwealth Resources, L.L.C.	9/11/2007
Amex 5, mmc#219405	Commonwealth Resources, L.L.C.	9/10/2007
Amex 6, mmc#219406	Commonwealth Resources, L.L.C.	9/10/2007
Amex 7, mmc#219407	Commonwealth Resources, L.L.C.	9/10/2007
Amex 8, mmc#219408	Commonwealth Resources, L.L.C.	9/12/2007
Amex 9, mmc#219409	Commonwealth Resources, L.L.C.	9/12/2007
Amex 10, mmc#219410	Commonwealth Resources, L.L.C.	9/12/2007
GR 01, mmc#217480	Commonwealth Resources, L.L.C.	4/9/2007
NHC 02, mmc#217481	Commonwealth Resources, L.L.C.	4/4/2007
NHC 04, mmc#217482	Commonwealth Resources, L.L.C.	4/4/2007
NHC 06, mmc#217483	Commonwealth Resources, L.L.C.	4/4/2007
NHC 08, mmc#217484	Commonwealth Resources, L.L.C.	4/4/2007
NHC 010, mmc#217485	Commonwealth Resources, L.L.C.	4/4/2007
NHC 012, mmc#217486	Commonwealth Resources, L.L.C.	4/4/2007
NHC 014, mmc#217487	Commonwealth Resources, L.L.C.	4/4/2007
NHC 016, mmc#217488	Commonwealth Resources, L.L.C.	4/4/2007
NHC 018, mmc#217489	Commonwealth Resources, L.L.C.	4/4/2007
NHC 020, mmc#217490	Commonwealth Resources, L.L.C.	4/16/2007
NHC 022, mmc#217491	Commonwealth Resources, L.L.C.	4/16/2007
NHC 096, mmc#217492	Commonwealth Resources, L.L.C.	4/11/2007
NHC 097, mmc#217493	Commonwealth Resources, L.L.C.	4/11/2007
NHC 098, mmc#217494	Commonwealth Resources, L.L.C.	4/10/2007
NHC 099, mmc#217495	Commonwealth Resources, L.L.C.	4/10/2007
NHC 0100, mmc#217496	Commonwealth Resources, L.L.C.	4/10/2007
NHC 0101, mmc#217497	Commonwealth Resources, L.L.C.	4/10/2007
NHC 0102, mmc#217498	Commonwealth Resources, L.L.C.	4/10/2007
NHC 0103, mmc#217499	Commonwealth Resources, L.L.C.	4/10/2007
NHC 0104, mmc#217500	Commonwealth Resources, L.L.C.	4/10/2007
NHC 0105, mmc#217501	Commonwealth Resources, L.L.C.	4/11/2007
NHC 0106, mmc#217502	Commonwealth Resources, L.L.C.	4/11/2007
NHC 0107, mmc#217503	Commonwealth Resources, L.L.C.	4/11/2007

NHC 0108, mmc#217504	Commonwealth Resources, L.L.C.	4/11/2007
NHC 0109, mmc#217505	Commonwealth Resources, L.L.C.	4/11/2007
NHC 0110, mmc#219477	Commonwealth Resources, L.L.C.	9/12/2007
NHC 0111, mmc#219478	Commonwealth Resources, L.L.C.	9/13/2007
NHC 0112, mmc#219479	Commonwealth Resources, L.L.C.	7/8/2009
GHC 05, mmc#219415	Commonwealth Resources, L.L.C.	10/9/2007
GHC 06, mmc#217839	Commonwealth Resources, L.L.C.	4/26/2007
GHC 07, mmc#217840	Commonwealth Resources, L.L.C.	4/26/2007
GHC 08, mmc#217841	Commonwealth Resources, L.L.C.	4/26/2007
GHC 09, mmc#219416	Commonwealth Resources, L.L.C.	10/9/2007
GHC 10, mmc#219417	Commonwealth Resources, L.L.C.	10/4/2007
GHC 11, mmc#219418	Commonwealth Resources, L.L.C.	10/4/2007
GHC 12, mmc#219419	Commonwealth Resources, L.L.C.	10/4/2007
GHC 034, mmc#217842	Commonwealth Resources, L.L.C.	4/26/2007
GHC 035, mmc#217843	Commonwealth Resources, L.L.C.	4/26/2007
GHC 036, mmc#217844	Commonwealth Resources, L.L.C.	4/26/2007
GHC 0199, mmc#217845	Commonwealth Resources, L.L.C.	4/26/2007
GHC 0200, mmc#217846	Commonwealth Resources, L.L.C.	4/26/2007
NHC 024, mmc#217847	Commonwealth Resources, L.L.C.	4/16/2007
NHC 026, mmc#217848	Commonwealth Resources, L.L.C.	4/16/2007
NHC 028, mmc#217849	Commonwealth Resources, L.L.C.	4/16/2007
NHC 030, mmc#217850	Commonwealth Resources, L.L.C.	4/16/2007
GR 03, mmc#219413	Commonwealth Resources, L.L.C.	10/3/2007
GR 04, mmc#219414	Commonwealth Resources, L.L.C.	10/9/2007
GHC 01, mmc#219411	Commonwealth Resources, L.L.C.	10/4/2007
GHC 02, mmc#219412	Commonwealth Resources, L.L.C.	10/3/2007
GHC 014, mmc#219420	Commonwealth Resources, L.L.C.	9/22/2007
GHC 015, mmc#219421	Commonwealth Resources, L.L.C.	9/22/2007
GHC 016, mmc#219422	Commonwealth Resources, L.L.C.	9/22/2007
GHC 017, mmc#219423	Commonwealth Resources, L.L.C.	9/22/2007
GHC 018, mmc#219424	Commonwealth Resources, L.L.C.	9/22/2007
GHC 019, mmc#219425	Commonwealth Resources, L.L.C.	9/22/2007
GHC 020, mmc#219426	Commonwealth Resources, L.L.C.	9/22/2007
GHC 026, mmc#219427	Commonwealth Resources, L.L.C.	9/22/2007
GHC 027, mmc#219428	Commonwealth Resources, L.L.C.	9/22/2007
GHC 028, mmc#219429	Commonwealth Resources, L.L.C.	9/22/2007
GHC 029, mmc#219430	Commonwealth Resources, L.L.C.	9/22/2007
GHC 030, mmc#219431	Commonwealth Resources, L.L.C.	9/22/2007
GHC 031, mmc#219432	Commonwealth Resources, L.L.C.	9/22/2007
GHC 044, mmc#219433	Commonwealth Resources, L.L.C.	10/1/2007
GHC 045, mmc#219434	Commonwealth Resources, L.L.C.	10/1/2007
GHC 046, mmc#219435	Commonwealth Resources, L.L.C.	9/22/2007
GHC 047, mmc#219436	Commonwealth Resources, L.L.C.	9/26/2007
GHC 048, mmc#219437	Commonwealth Resources, L.L.C.	9/19/2007
GHC 050, mmc#219438	Commonwealth Resources, L.L.C.	9/19/2007
GHC 051, mmc#219439	Commonwealth Resources, L.L.C.	9/24/2007
GHC 052, mmc#219440	Commonwealth Resources, L.L.C.	9/19/2007
GHC 201, mmc#219441	Commonwealth Resources, L.L.C.	10/31/2007
GHC 201, mmc#219442	Commonwealth Resources, L.L.C.	10/31/2007
GHC 202, mmc#219443	Commonwealth Resources, L.L.C.	11/19/2007
GHC 203, mmc#219444	Commonwealth Resources, L.L.C.	11/7/2007
GHC 204, mmc#219445	Commonwealth Resources, L.L.C.	11/7/2007
GHC 205, mmc#219446	Commonwealth Resources, L.L.C.	11/13/2007

GHC 206, mmc#219447	Commonwealth Resources, L.L.C.	10/11/2007
GHC 207, mmc#219448	Commonwealth Resources, L.L.C.	10/11/2007
GHC 208, mmc#219449	Commonwealth Resources, L.L.C.	10/11/2007
GHC 209, mmc#219450	Commonwealth Resources, L.L.C.	10/10/2007
GHC 210, mmc#219451	Commonwealth Resources, L.L.C.	11/10/2007
GHC 211, mmc#219452	Commonwealth Resources, L.L.C.	11/10/2007
GHC 212, mmc#219453	Commonwealth Resources, L.L.C.	10/10/2007
GHC 213, mmc#219454	Commonwealth Resources, L.L.C.	10/10/2007
GHC 214, mmc#219455	Commonwealth Resources, L.L.C.	10/10/2007
GHC 215, mmc#219456	Commonwealth Resources, L.L.C.	10/11/2007
GHC 216, mmc#219457	Commonwealth Resources, L.L.C.	11/13/2007
GHC 217, mmc#219458	Commonwealth Resources, L.L.C.	11/18/2007
GHC 218, mmc#219459	Commonwealth Resources, L.L.C.	11/18/2007
GHC 219, mmc#219460	Commonwealth Resources, L.L.C.	11/18/2007
GHC 220, mmc#219461	Commonwealth Resources, L.L.C.	11/18/2007
GHC 236, mmc#219462	Commonwealth Resources, L.L.C.	9/22/2007
GHC 246, mmc#219463	Commonwealth Resources, L.L.C.	11/15/2007
GHC 247, mmc#219464	Commonwealth Resources, L.L.C.	11/15/2007
GHC 248, mmc#219465	Commonwealth Resources, L.L.C.	11/15/2007
GHC 249, mmc#219466	Commonwealth Resources, L.L.C.	10/2/2007
GHC 250, mmc#219467	Commonwealth Resources, L.L.C.	10/2/2007
GHC 251, mmc#219468	Commonwealth Resources, L.L.C.	10/2/2007
GHC 300, mmc#219469	Commonwealth Resources, L.L.C.	11/12/2007
GHC 301, mmc#219470	Commonwealth Resources, L.L.C.	11/12/2007
GHC 302, mmc#219471	Commonwealth Resources, L.L.C.	11/13/2007
GHC 303, mmc#219472	Commonwealth Resources, L.L.C.	11/14/2007
GHC 304, mmc#219473	Commonwealth Resources, L.L.C.	11/12/2007
GHC 305, mmc#219474	Commonwealth Resources, L.L.C.	11/13/2007
GR 3, mmc#219475	Commonwealth Resources, L.L.C.	10/2/2007
GR 4, mmc#219476	Commonwealth Resources, L.L.C.	10/2/2007

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
GARNET AREA, GRANITE COUNTY, MONTANA

WGM GROUP

FEBRUARY 12, 2009

SHEET 1 OF 3

Description of the acquired 8 prospecting leases on BLM-owned patented mining claims and the 90 unpatened mining claims.

Prospecting Leases on BLM-Owned Patented Mining Claims:

Claim Name	Mineral Survey No.
Tostman	MS7514
Nancy Hanks	MS9876
Robert Emmet	MS3616
San Jose	MS3615
Iowaan	MS3614
Magone & Anderson	MS9876
High Road	MS9413
Cave Hill	MS5455

Unpatented Mining Claims (90 total)

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

MMC222269
MMC222270
MMC222271
MMC222272
MMC222273
MMC222274
MMC222275
MMC222276
MMC222277
MMC222278
MMC222279
MMC222280
MMC222281
MMC222282
MMC222283
MMC222284
MMC222285
MMC222286
MMC222287
MMC222288
MMC224849
MMC224850
MMC224851
MMC224852
MMC224853
MMC224854
MMC224855
MMC224856
MMC224857

CR76 CR77 CR78 CR79 CR80 CR81 CR82 CR83 CR84 CR85 CR86 CR87 CR88 CR89 CR90 CR91 CR92 CR93 CR94 CR95 GH89 GH90 GH91 GH92 GH93 GH94 GH95 GH96 GH99

8/17/2009
8/31/2009
9/4/2009
9/4/2009
9/14/2009
9/14/2009
8/31/2009
9/4/2009
9/14/2009
9/14/2009
9/4/2009
9/2/2009
9/2/2009
8/20/2009
8/19/2009
8/19/2009
8/19/2009
8/20/2009
8/20/2009
8/20/2009
8/22/2011
8/22/2011
8/22/2011
8/22/2011
8/22/2011
8/22/2011
8/22/2011
8/22/2011
8/22/2011

We are currently in the process of completing the verification of ownership and mapping on the new 90 unpatented mining claims and 8 prospecting leases on BLM owned patented claims.

970000 N
960000 N
950000 N
990000 E
1000000 E
1010000 E
1020000 E
MAPTEK Vulcan

Item 3.     Legal Proceedings.

We are currently not a party to any pending litigation, government investigation, or any other legal proceedings; however, a shareholder and affiliate of the Company and a Member of Commonwealth, a related entity, has disputed the application of expenditures by our management. In the event that this internal dispute should rise to the level of litigation; wherein the Company and members of our management could be named as parties, we would defend the lawsuit vigorously. The defense of any litigation could impose upon the Company undefined costs

.

On February 14, 2012, AMERICAN BUILDINGS COMPANY, 1150 State Docks Road, Eufaula, AL 36027 claims a construction lien pursuant to Title 71, Chapter 3, of the Montana Code Annotated. However, as of the date of this Form 10-K, American Buildings Company has not filed any legal proceedings in respect to the construction lien.

Item 4.     Mine Safety Disclosures.

At year end December 31, 2011, we received two significant and substantial violations under Section 104 of the Federal Mind Safety and Healthy Act of 1977 (30 U.S.C. 814) for which GHC, as operator, received two citations from the Mine Safety and Health Administration. We were also issued a total of 32 citations pursuant to Section 104(b).

The total dollar value of the assessments from the Mine Safety and Health Administration under the Act (30 U.S.C. 801 et seq) was $3,200 of which $400 is outstanding. This outstanding amount will be paid by the end of the first quarter of 2012.

We have four (4) contested citations that were issued by the Federal Mine Safety and Health Review Commission pursuant to Sub Part B of 29CFR part 2700. We also contested four (4) violations issued pursuant to Sub Part C of 29CFR Part 2700.

There are no legal proceedings currently pending and none are threatened. All matters have been resolved, thus there are no outstanding disputes

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

On June 18, 2007, we issued 100,000 shares of our no par value common stock to one of our Directors, Charles Yesson, as founders' shares at $0.001 per share for a total purchase price of $125. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 24, 2007, we issued 25,000 shares of our no par value common stock to one of our Directors, David Gilmer, as founders' shares at $0.001 per share for a total purchase price of $25. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 31, 2007, we closed an exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, for 793,900 common shares at $0.50 per share. The total amount we received from this offering was $396,950. Part of this offering were 11,000 shares issued for services provided, at a value of $5,500.

On December 10, 2007, we issued 10,000 shares of our no par value common stock to our Vice President, J. Robert Flesher, as founders' shares at $0.001 per share for a total purchase price of $10. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 17, 2007, we issued 5,000 shares of our no par value common stock to our attorney, David Rodli, pursuant to the terms of a retainer agreement at $0.50 per share for a total consideration valued at $2,500. in services. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On January 24, 2008, we amended our Option Agreement with Commonwealth Resources LLC, wherein we issued 5,000,000 common shares at no par value in lieu of 5,000,000 preferred shares. The shares were issued in an exempt transaction pursuant Section 4(2) of the Securities Act of 1933, as amended.

On May 31, 2008, we closed an exempt offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, for 236,295 common shares at $0.80 per share. The total amount we received from this offering was $189,036. As a part of this offering, 5,625 shares were issued for services provided, at a value of $4,500.

Between July 22, 2008 and November 6, 2008, we issued eight promissory notes paying interest rates between 12% and 14%, which were convertible into common stock at 95% of the initial share price quoted on the day of conversion (the "Convertible Notes") in the aggregate principal amount of $271,500. As of June 30, 2010, the outstanding principal and related interest payable on the Convertible Notes totaling $333,724 have been converted for 351,289 shares of our no par value common stock. The Convertible Notes were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Between January 1, 2009 and January 20, 2010, we entered into 106 Promissory Notes (the "Promissory Notes") in the aggregate sum of $3,649,688. The Promissory Notes were for a term of one year and paid at an interest rate of 12.5% per annum. The Promissory Noteholders agreed to satisfy $3,634,688 in principal and $225,737 in interest through the purchase of 3,860,425 Units in a private placement offering in January, 2010 as described below. The Promissory Notes were issued to accredited investors pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

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

Pursuant to the Share Purchase Agreement dated May 24, 2010, between Commonwealth and the Company, the Company purchased 90 unpatented mining claims and eight prospecting leases on BLM owned patented mining claims in consideration for the issuance of 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration valued at $5,000,000. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

On July 13, 2010, pursuant to a private placement, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering through its Placement Agent, Matrix Capital Group, on a best efforts basis, an aggregate of 4,400,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Shares") at a purchase price of $1.25 per Series A Preferred Share. The private placement was terminated by us on September 23, 2010, without any sales. We filed an Amended and Restated Articles of Incorporation on July 13, 2010, wherein we set forth the preemptive and other special voting rights of our $0.0001 par value Series A Preferred Stock. Due to the fact that no sales were made, and no Series A Preferred Shares were issued pursuant to the private placement, we intended to and did remove the preemptive and other special voting rights of our $0.0001 par value Series A Preferred Stock, by amending and restating the Articles of Incorporation, which was approved by the shareholders at our Annual Shareholder Meeting which was held in July 2011.

On September 30, 2010, pursuant to a private placement of our no par value common stock, upon which we relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering on a "best efforts basis", an aggregate of 5,600,000 shares of our no par value common stock at a purchase price of $1.25 per share. The offering closed on February 1, 2011, of which $644,905 worth of short-term notes and accrued interest were satisfied through the purchase of 515,924 shares, and 283, 966 shares were purchased at $354,957 by 22 accredited investors.

On November 30, 2010, we issued 75,000 shares of our no par value common stock to one of our officers and directors, David Gilmer, as an inducement for his service. The shares were earned in 25,000 share tranches on October 24, 2008, 2009 and 2010 at $0.80, $0.80 and $1.25 per share respectively, for services valued at a total of $71,250. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On December 22, 2010, we issued 35,000 shares or our no par value common stock to a consultant for the Company, Lisa Tarufelli, pursuant to the terms of a consulting agreement at $1.25 per share for a total consideration valued at $43,750 in services. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On July 22, 2011, the Company signed the Production Loan and Consolidated Payment Agreement, which included a short-term note for an amount up to $1,250,000 which has been fully disbursed to the Company as of December 31, 2011. No payments have been made on this short-term note for the year ended December 31, 2011, leaving a balance of $1,250,000, which is due in full no later than November 30, 2012, at the annual rate of 10% with a cash bonus of $125,000 due at maturity. Furthermore, the Company assumed liabilities of Garnet Range Resources, LLC owed to the lender in the amount of $211,580 (see Note 10 of our Financial Statements for more information), which was paid to the lender through the issuance of 169,264 shares of the Company's no par value common stock. In consideration of the making of the loan and in recognition of the significant risk to the lender in doing so, the Company issued 248,496 warrants valued at $189,036 to purchase the Company's no par value common stock with an exercise price of $1.25 per share. The warrants include a cashless exercise option.

On July 22, 2011, the Company signed the Agreement to Purchase and Sell Equipment, which included equipment valued at $703,450 in exchange for debt of $500,350, 107,240 shares of the Company's no par value common stock valued at $134,050, and credit for equipment rental previously paid in the amount of $69,050. No payments have been made on this short-term note for the year ended December 31, 2011, leaving a balance of $500,350, which is due in full no later than November 30, 2012, at the annual rate of 6.5% and shall be paid from 18.75% of the net mill receipts from the anticipated underground mining operations at the Nancy Hanks mine site.

On September 13, 2011, the Company began offering a series of Production Loan Agreements, offered pursuant to an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended ("Production Loan Agreement"). The Company began offering the Production Loan Agreement on a best efforts basis through its Officers, Directors, and Key Employees, for an aggregate offering of $1,000,000. The Production Loan Agreements are for a term of six months and pay interest equal to 20% per annum, which shall be paid from 10% of the net mill receipts related to shipments from the mining operations at the Lead King mine site located on the Company's Garnet Mining Property, starting November 1, 2011. Furthermore, in consideration of the entering into each Production Loan Agreement and in recognition of the significant risk to the lender in doing so, the Company issued 2,000 warrants to purchase the Company's no par value common stock with an exercise price of $0.00 per share ("Production Warrants") for each $10,000 loaned to the Company. As of December 31, 2011, the Company issued nine (9) Production Loan Agreements to accredited investors, in an aggregate sum raised of $660,000, which are due in full between March and June 2012. Additionally, as of December 31, 2011, the Company issued an aggregate of 132,000 Production Warrants valued at $264,000. Of the total Production Loan Agreements issued, four (4) of the loans totaling $310,000 converted to 155,000 shares of the Company's no par value common stock. In recognition of the foregone interest each lender was issued 5,000 warrants to purchase the Company's no par value common stock with an exercise price of $0.00 per share for each $100,000 loaned to the Company for a total of 13,000 warrants valued at $26,000. One Production Loan Agreement for $50,000 was converted on the same day it was signed and no interest was accrued. After conversion, the remaining balance of the Production Loans at December 31, 2011 was $350,000.

The above short-term notes include a discount in the form of cash and warrants that have been charged by the lenders in consideration for making the various loans. The discount will be amortized to interest expense over the term of the related note, which is between six (6) and sixteen (16) months. For the period ended December 31, 2011, the gross discount was $494,036 of which $290,986 has been amortized and charged to interest expense leaving a net unamortized discount of $203,050.

Between February 16, 2011 and May 17, 2011, pursuant to a PPM, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company offered through its Placement Agent, Source Capital Group, Inc. on a best efforts basis, an aggregate of 6,160,000 shares of the Company's no par value common stock at a purchase price of $1.25 per common share ("Shares") for the aggregate offering amount of $7,700,000. The Company issued 316,400 shares for $395,500 in cash less issuance costs of $66,154 for net proceeds of $329,346.

On July 27, 2011, pursuant to a private placement of our common stock, upon which we relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, we began offering to accredited investors, through our Officers and Directors, on a best efforts basis, an aggregate of 1,000,000 shares of the Company's no par value common stock at a purchase price of $2.00 per common share ("Shares"). As of December 31, 2011, 320,350 shares of the Company's no par value common stock have been issued for $640,700 in cash.

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

Executive Summary

Our Company is a mineral exploration, development and production company; that is currently in the exploration stage of historically designated mineralized material on the Garnet Mineral Property, located in Missoula, Montana. We have acquired an exclusive option to purchase the mineral rights to 23 patented mineral claims and 122 unpatented mineral claims located within the Garnet Mining District of Granite County, Montana from Commonwealth. We purchased an additional 90 unpatented mining claims and 8 lease hold interests on BLM owned patented mining claims from Commonwealth pursuant to a Share Purchase Agreement dated May 24, 2010. Commonwealth, is owned by Aaron Charlton, Rodney K. Haynes, Kim L. Charlton and Eric Sauve. Mr. Eric Sauve is our president, CEO, CFO, and Director. Mr. Aaron Charlton is our Senior Consultant and NEO. Messrs. Charlton and Sauve are two of the Company's full time employees. Aaron Charlton and Eric Sauve are related parties to our Company, Grant Hartford Corporation.

Exploration activities on the Garnet Mineral Property were minimal in 2011. Most of the planned drilling and exploration activities for 2011 were deferred, due to commencement of constructing a portal, 400 feet of decline and building surface facilities for the new Nancy Hanks Mine. The Company also rebuilt and surfaced the Nancy Hanks haul roads with 28,000 tons of gravel. During 2011 the Company shipped 32,000 tons of historic Mine Dumps from the Lead King Mine and recovered 1,500 ounces of gold from processing the ore at Golden Sunlight's Toll Mill in Whitehall, Montana. The decision to begin mine development at the Nancy Hanks resulted from the assessment of exploration drilling completed in 2010.

Many of the exploration activities planned for 2011 will be resumed in 2012.

Mr. Bob Flesher prepared the "2011 Grant Hartford Exploration Plan," which set forth the drilling plan for the 2011 season. Our exploration objectives for 2011 were designed to further expand our knowledge of mineralized vein structures in the Garnet Mineral Property, bring more mineralized material into a preliminary reserve category to be used in our amended feasibility study, and to explore the extents of several of the major vein structures as identified by Dr. Sears. We continued to incorporate the available historic and current mining data on the Garnet Mineral Property into our Vulcan Sub-Surface 3D Mine Modeling Program. We have plans to establish an on-site fire assay laboratory for more efficient field assessment during 2011. Our geologic team planned to open, enter, map and sample as many historic workings as possible in anticipation of performing geophysical work on the property, which will include running lines along the intrusive contact to discover deposits which may not have surface expression.

During the third quarter of 2011, we began mine portal construction for the Nancy Hanks underground mine; purchased several pieces of essential heavy equipment; continued construction on mining infrastructure including miners' office, fuel and power depot, repair shops and mine safety and security building. The construction was 75% completed as of

December 31, 2011 and we anticipate completing these construction projects in the second quarter of 2012. Subject to further financing, the completion of our amended feasibility study and pending the continued shipment of mineralized material to the Golden Sunlight Mill from the Lead King mine site, which began in July, 2011; we anticipate continuing preparations to begin underground mining operations on the Nancy Hanks mine site.

During the third quarter ending September 30, 2011, the Company completed the Nancy Hanks mine portal and is currently in the process of constructing the 3,500 ore haul way.

Excavation of the Nancy Hanks mine began in late June of 2011 and then closed in September of 2011. The work executed to date was performed by New Millennium Mining and Contracting. In September, New Millennium had excavated, including the 24 feet at the adit, 380 feet of the decline. At this time Grant Hartford Corporation decided to discontinue use of the contractor. Between September and December 2011 Grant Hartford's employees and various contractors were undertaking the task of construction and installation of required infrastructure.

In June, 2011, Grant Hartford subcontracted with Smith Contracting, of Butte, Montana, through November, 2011, and in December, 2011, with Barkell Trucking, Inc. of Philipsburg, Montana, to extract the Lead King ore dumps and truck the ore to the Golden Sunlight Toll Mill, located in Whitehall, Montana.

In 2011, we acquired, by staking and registering, 177 new unpatented mining claims in Beaverhead, Broadwater, Granite, Jefferson, Madison, Missoula, Powell and Sanders Counties, Montana.

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

Off Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

(a)     Plan of Operation.

Our independent auditor has noted that there is substantial doubt about our ability to continue as a going concern at December 31, 2011. In light of our lack of revenues, and operating capital, our ability to continue as a going concern is dependent upon future events, such as the successful exploration and the future development and production of the Garnet Mineral Property, our ability to engage the services of highly qualified consultants who have expertise in the industry and our ability to secure additional sources of financing. See Risk Factor 3, "Auditor has raised substantial doubt about our ability to continue as a going concern."

Our current plan of operation for 2012 is to continue mineralized material shipments from the Lead King mine site ms#4511 to the Golden Sunlight Mill; continue conducting exploration activities on the Willie Lode Mining Claim mmc#210813, Lead King Quartz Lode Mining Claim ms#4511, Nancy Hanks Lode Mining Claim, ms#5365, Tostman Prospecting Lease ms#7514, and the Grant and Hartford Mining Claim ms#7327 to continue to establish continuity between drill holes of mineralized material found on those claims; to continue drill and surface sampling in the contact and Coloma zones; to continue exploring the remaining patented and unpatented mining claims in order to designate additional mineralized material; to continue with mapping activities on the entire Garnet Mineral Property; to continue preparations to begin underground mining operations at the Nancy Hanks mine site, which began during the second quarter of 2011; and to proceed with the preparation of our amended feasibility study. Our 2011 exploration program was designed to expand on drill results from 2009 and 2010, as well as results from Pegasus' exploration project, which identified 16 different areas of high grade mineralized material. We currently hold a Small Miners Exclusion Statement (#46-032) issued by the State of Montana which allows us to mine an unlimited amount within a five acre area of surface disturbance. We also hold an Exploration License (#00545), which has been issued by the State of Montana.

The Company incurred expenses of $4,927,973 for the twelve months ending December 31, 2011. The monthly average expenditure for both capital and expense items in 2011 was approximately $410,664.

EXPENSES	Twelve Months Ended December 31, 2011 (Unudited)	Fiscal Year Ended December 31, 2012 (ESTIMATED)
Management fees	$662,261	$700,000
General and administrative	$686,840	$700,000
Professional fees	$600,674	$800,000
Geological and property expenses	$2,499,178	$5,000,000
Interest expense	$419,021	$200,000
Surface access lease payments	$59,999	$60,000
Total	$4,927,973	$7,460,000

The Company anticipates incurring expenses of $7,460,000 for the fiscal year fiscal year ending December 31, 2012 reflecting the following activities on the Garnet Mineral Property: 1) continued development of the Nancy Hanks Mine; 2) continued infrastructure construction and 3) the beginning of underground mining operations at the Nancy Hanks mine site. The monthly average expenditure for both capital and expense items during the fiscal year ending December 31, 2012 is estimated to be approximately $621,667. The Company anticipates completing an update to its Industry Guide 7 Report on our gold reserves, continuing the mapping project on our property, establishing an on-site fire assay laboratory and beginning underground mining operations during the fiscal year ending December 31, 2012, and we estimate our operating expenses will increase to approximately $7,460,000 during the fiscal year ending December 31, 2012.

(b)     Management Discussion and Analysis of Financial Condition.

Liabilities	At December 31, 2011	At December 31, 2010
Accounts payable and accrued expenses	$2,903,754	$1,643,972
Short-term notes, net of discounts	$1,938,300	$0
Due to related parties	$956,073	$682,914
Capital lease payable	$60,966	$62,060
Related party short-term notes	$82,584	$46,171
Long-term capital lease payable	$0	$9,524
Option payment: mineral rights	$5,854	$0
Total Liabilities	$5,947,531	$2,444,641

As at December 31, 2011, we had total liabilities of $5,947,531 as compared to total liabilities of $2,444,641 at December 31, 2010, representing an overall increase of $3,502,890 or approximately 143%. This increase was due primarily to an increase in short-term notes from $0 to $1,938,300, as part of the Schumacher notes as related to the beginning of mining operations, the retirement of rental fees for, and the subsequent purchase of, heavy equipment to facilitate operations on the Garnet Mineral Property, and an increase in accounts payable and accrued expenses from $1,643,972 at December 31, 2010, to $2,903,754 at December 31, 2011 representing an overall increase of $1,259,782 or approximately 77%. This increase in costs was related to the costs to begin shipping mineralized material to the Golden Sunlight Mill from the Lead King mine site, along with beginning the portal in order to begin underground mining on the Nancy Hanks patented claim and continued work on the updated feasibility study. Amounts due to related parties increased by $273,159, or approximately 40%, from $682,914 at December 31, 2010 to $956,073 at December 31, 2011 due to the inability to pay for the continued work load required of our management in order to carry out our plan of operations. The Company at December 31, 2011, made option payments regarding mineral rights of $5,854 as compared to making $0 payments at December 31, 2010.

Stockholders'Equity	At December 31, 2011	At December 31, 2010
Accumulated deficit-exploration stage	$(13,391,272)	$(8,932,409)
Total Stockholders' Equity	$4,332,107	$6,229,011

As compared to the period ended December 31, 2010, the Company's accumulated deficit increased by $4,458,863, or approximately 50%, during the fiscal year ended December 31, 2011, which accounts for the net losses for the period. As compared to the fiscal year ended December 31, 2010, the Company's total stockholders' equity decreased by $1,896,904, or approximately 30%, during the fiscal year ended December 31, 2011. This decrease was primarily due to a sixty to ninety day delay in receiving revenues to offset costs incurred through the shipment of mineralized material tailings from the Lead King mine site to the Golden Sunlight Mill. This decrease was further exacerbated by the lack of performance during the first half of 2011 by our Placement Agent, Source Capital Group, Inc.'s, failure to complete the private placement of our common stock pursuant to a Private Placement Memorandum dated February 16, 2011. We relied on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, for our Private Placement. We began this offering through Source Capital, and our Officers and Directors, on a "best efforts basis", an aggregate of 6,160,000 shares of common stock at a purchase price of $1.25 per share. Through this offering, which closed on May 17, 2011, only 316,400 shares were purchased for $395,500 by 17 accredited investors.

Income Taxes

For the period from inception March 15, 2007 through December 31, 2011, we paid $200 in income taxes.

Results of Operations - Fiscal year ended December 31, 2011.

Revenues

No revenue was generated during the fiscal years ended December 31, 2011 and 2010 pursuant to the Company's primary business operations. The Company does, however, have an agreement in place to sell a maximum of 30,000 short tons of ore from old tailings from the Lead King mine to Golden Sunlight Mines, Inc. However, by an oral agreement between the parties, the maximum short tons was changed to 32,000 short tons. Revenue generated from this activity is ancillary to the primary operations of the Company and is therefore classified as Other Income. Therefore, as of the fiscal year ended December 31, 2011, we generated other income of $469,110, as compared to $0 for the fiscal year ended December 31, 2010.

Operating Loss

EXPENSES	Year Ended December 31, 2011	Year Ended December 31, 2010
Management fees	$662,261	$990,287
General and administrative	$686,840	$437,251
Professional fees	$600,674	$637,093
Geological and property expenses	$2,499,178	$2,076,261
Interest expense	$419,021	$131,477
Surface access lease payments	$59,999	$59,999
Total	$4,927,973	$4,332,368

As of the fiscal year ended December 31, 2011, we incurred a loss before other income of $4,927,973, as compared to $4,332,368 for the fiscal year ended December 31, 2010, an increase of $595,605 representing an approximate 14% increase in net losses. As of the fiscal year ended December 31, 2011, we realized other income of $469,110 as compared to $0 for the fiscal year ended December 31, 2010. This resulted in a net loss of $4,458,863 for the fiscal year ended December 31, 2011 as compared to $4,332,368 for the fiscal year ended December 31, 2010. While there was a nominal increase in operating losses, there were several significant fluctuations in the expenses making up the Company's operating losses. Management fees decreased by $328,026 or approximately 33% as a result of the absence of the stock compensation bonuses awarded to the Company's Vice Presidents of Corporate Finance and Marketing during the first quarter of 2010 and through the elimination of the Vice President of Marketing position. General and administrative costs increased by $249,589 or approximately 57%, and professional fees decreased by $36,419 or approximately 6%. Geological and property expenses increased by $422,917 or approximately 20%, which was attributable to portal construction and other preparations to begin underground mining on the Nancy Hanks patented claim, continued work on the updated feasibility study, the establishment of an on-site fire assay laboratory and continued mineralized material shipments from the Lead King site to the Golden

Sunlight Mill. Interest expenses increased by $287,544 or approximately 219%, which was due to an increase in the Company's need to enter into short-term debt instruments for the purposes of carrying out our plan of operations during the fiscal year ended December 31, 2011. Surface access lease payments represented no change.

Liquidity and Financial Resources

We had a deficit of $5,589,154 at fiscal year ended December 31, 2011, compared to a deficit of $2,077,836 at December 31, 2010. For the fiscal year ended December 31, 2011, net cash used in operating activities was $2,204,288, as compared to the fiscal year ended December 31, 2010 of $1,988,160. For the fiscal year ended December 31, 2011, net cash used in investing activities was $700,953, as compared to $223,020 used in fiscal year ended December 31, 2010. For the fiscal year ended December 31, 2011, financing activities provided $2,905,841 as a result of the Company entering into a short term debt instrument for the purchase of heavy and industrial equipment and through the sale of our common stock pursuant to a Private Placement Memorandum dated February 16, 2011, and a Private Placement Memorandum dated July 27, 2011, which are further described under Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Issuance of Unregistered Shares of Common Stock section of this Form 10-K, as compared to the fiscal year ended December 31, 2010, financing activities provided $2,148,787 as a result of the Company entering into Promissory Notes and through the sale of our common stock pursuant to the Exempt Offering dated January 2010. Net cash for the fiscal year ended December 31, 2011 increased by $600 as compared to a decrease of $62,393 for the fiscal year ended December 31, 2010. At the fiscal year ended December 31, 2011, we had cash of $1,894.

From the date of the incorporation of March 15, 2007 through December 31, 2011, we have paid for services valued at $1,078,000 through the issuance of 957,525 common shares, have raised an aggregate of $2,826,677 in cash through the issuance of 3,104,974 common shares, and paid debt of $5,360,634, which included interest resulting from the Company's short-term notes, through the issuance of the Company's no par value common stock.

The Company, through its Officers' and Directors' relationships with friends, family members and close business associates, intends to correct any deficiency in working capital through the sale of our common equity to investors, debt offerings and/or through the identification of and potentially entering into arrangements with strategic partners in order to fund our operations in 2012. The Company believes it has identified sufficient funding for its growth from these sources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer for the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

Management's Report on Internal Control over Financial Reporting

Through December 31, 2011, our management was responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting was a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment was the foundation for our system of internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures were being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated framework. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.     Other Information.

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Management

The Company's management and key employees are the following:

Name	Age	Position with Company
Eric Sauve David Gilmer Charles Yesson J. Robert Flesher BJ Ambrose Dr. James W. Sears Robert Sanders	45 36 77 52 38 62 45	President, CEO,CFO, Director Secretary & Treasurer, Director Director Vice President of Mining and Geology Vice President of Corporate Finance Director Director

Profiles of our officers and directors are set forth below:

Eric Sauve, President, Chief Financial Officer, Chief Executive Officer, Director

Eric Sauve began his term as President, CEO, CFO on March 21, 2007, and formally entered into an Employment Agreement on June 1, 2007. As President, CEO, CFO, and Director, Mr. Sauve, oversees the day-to-day management of our Company and the strategic evolution of its definition drill program. He has experience in corporate finance, structure, and management in both private and public companies. From June 1, 2006 through May 31, 2007, Eric Sauve was the CFO for Electra Gold Ltd., a publicly trading, operating mining company in North Vancouver, BC. From February 1, 2004 through May 31, 2006, he was the President and CFO of Nexus Minerals Ltd., a gold mining and exploration company in North Vancouver, BC that focused on operating gold mines in China. For the 12 years prior to his position with Nexus, Mr. Sauve was a licensed stock broker where he worked extensively in the securities markets and was a licensed insurance agent in British Columbia. Mr. Sauve earned a BA degree from the University of British Columbia in 1994. Mr. Sauve received the nomination to serve on the Board of Directors because he provides the Board with a variety of unique experiences. It is through Mr. Sauve's experience as a stock analyst, primarily in the area of resource properties, including gold properties, development of his management and financial experience as it relates to public and private corporations, and his past participation in capital formation for public and private companies, that he was determined to be a well qualified Director of our Company.

David Gilmer, Director, Secretary and Treasurer

Mr. David Gilmer has been a Director since October 24, 2007 and has served as Secretary since December 7, 2008. Mr. Gilmer has worked for Junkermier, Clark, Campanella, Stevens, PC, a public accounting firm in Missoula, Montana for over ten years. Mr. Gilmer works primarily in the field of income tax for individuals, partnerships, LLCs and S-Corporations. Mr. Gilmer also has experience in audit, review, and compilation engagements of financial statements for various entities. He is currently on the firm's tax committee.

Mr. Gilmer has been on the board of the Montana Radio Reading Service for approximately seven years, has been its President for the last five years and is a member of its personnel committee. Mr. Gilmer also joined the board of St. Patrick Hospital & Health Foundation in December 2006 and is a member of its finance committee. Mr. David Gilmer received his Bachelors of Science degree in Accountancy at Northern Arizona University in Flagstaff, AZ. Mr. Gilmer received the nomination to serve on the Board of Directors because he provides the Board with a variety of unique experiences. It is through Mr. Gilmer's extensive background as an accountant and CPA, his relationship as a shareholder of our internal accounting firm, and his status as a Montana resident, the State in which our Garnet Mineral Property is located, which lead the Company to determine he was a well qualified member of our Board of Directors.

J. Robert Flesher, Vice President of Mining and Geology

Mr. J. Robert Flesher became Vice President of Mining and Geology on December 10, 2007. Mr. Flesher has held this part time position through December 1, 2008. Mr. Flesher became a full time employee on December 1, 2008. From October 2006 through December 2008, Mr.

Flesher was an Engineer at Montana Tunnels Mining, Inc., an operating gold, lead and zinc mine approximately 70 miles from the Company's property. From January 2005 through October 2006, Mr. Flesher was an Assay Technician for Golden Sunlight Mine, located in Whitehall, Montana. From June 2001 through October 2006 Mr. Flesher was the owner and operator of Hobby Town USA, a retail store in Helena, Montana. Mr. Flesher gained his experience in hydrological testing in various projects including the US Geological Survey. In 1986, Mr. Flesher began his career with Pegasus Gold Mining Corporation, gaining a wide variety of experiences including: mill operation, assay lab technician, ore control geologist, underground geological mapping and sampling, geologic modeling, stope designs, definition drilling, mine production, and GPS surveying. Mr. Flesher received a Bachelor of Science Degree in Geology, from Montana State University in 1983.

Charles Yesson, Director

Mr. Charles Yesson has been a Director since June 18, 2007. Mr. Yesson began his current position as a Registered Principal and Insurance Agent for Grant Bettigen Securities Inc. in Newport Beach, CA in December 2008. From June 2006 through November 2008, Mr. Yesson was Managing Director of Amateus Capital, Inc., a broker / dealer located in Beverly Hills, CA. Prior to that, from January through June 2006, Mr. Yesson was a self employed consultant to emerging companies. From January 2004 through January 2006, Mr. Yesson was a Registered Principal with J. Alexander Securities, Inc., Los Angeles, CA. and an Independent Insurance Agent and Business Consultant.

Mr. Yesson has over 35 years experience in the financial services industry. Mr. Yesson has 25 years experience in managing public corporations and 10 years as a consultant to and as an interim manager of several emerging companies.

Mr. Yesson has worked extensively in areas of reorganization, corporate development and growth and capitalization in both the public and private sectors. Mr. Yesson is a former U. S. Naval Officer and Air Force Reserve Officer.

Mr. Yesson received a Bachelor of Science in Education from Pennsylvania State College at Bloomsburg, PA in August 1954 and a Masters of Arts from New York University in October 1961. He has a Certification in Bank Marketing from Northwestern University and a Certification in International Finance from NSU in Canberra, Australia. Mr. Yesson holds Series 7, 24, and 66 Securities Licenses, California Insurance and Real Estate Licenses, and is a Mediator for the Superior Court in Orange County California and the California State Insurance Department. Mr. Yesson received the nomination to serve on the Board of Directors because he provides the Board with a variety of unique experiences. It is through Mr. Yesson's extensive experience in the areas of reorganization, corporate development and growth and capitalization in both the public and private sectors, as well as his status as a licensed securities broker and his familiarity with the requirements of the Securities and Exchange Commission, which lead the Company to determine he was a well qualified member of our Board of Directors.

BJ Ambrose, Vice President of Corporate Finance

Mr. BJ Ambrose has been Vice President of Corporate Finance since March 1, 2009. Since August 1999, Mr. Ambrose owned and operated Ambrose Carpet Cleaning and Flooring, in Denver, Colorado. Mr. Ambrose worked as a registered broker for Merrill Lynch from 1995 to 2000 and held a Series 7 brokers license and a Colorado State Series 63 license. Mr. Ambrose received a Bachelors of Science in Finance from Colorado State University in 1995.

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

Dr. Sears received his PhD from the Department of Geology and Geophysics at Queen's University, Canada, earned his MS degree in geology from the University of Wyoming, and his BS in Geology from Northern Arizona University. Dr. Sears was elected a Fellow of the Geological Society of America and received the Distinguished Scholar Award from the University of Montana. Dr. Sears received the nomination to serve on the Board of Directors because he provides that Board with a variety of unique experiences. It is through Dr. Sears' in depth knowledge, resulting from twenty-eight years of study during his tenure as a Professor of Geology at the University of Montana, and his experience as a consultant for other mining companies during their exploration and development of the Greater Garnet Area, of which our Garnet Mineral Property is a part, which lead the Company to determine he was a well qualified member of our Board of Directors.

Robert (Bob) Sanders, Director

Mr. Bob Sanders has been a Director and a member of the compensation committee, audit committee, and corporate governance committee since January 6, 2011. From May 2007 to the present, Mr. Sanders has been employed as the Practice Director-Process & Project Management for Edgewater/Ranzal Consulting, an Oracle Hyperion based consulting firm, focused on deploying Hyperion's Enterprise Performance Management & Business Intelligence capabilities for clients. From August 2005 to May 2007, Mr. Sanders was the Director of Enterprise Data Management and Business Intelligence for First Data Corp., a provider of electronic commerce and payment services for financial institutions, commercial establishments, and consumers globally. From May 2003 to August 2005, Mr. Sanders was the Director of Financial Systems and Processes for Newmont Mining Corporation, one of the largest gold mining companies in the world with operations in North America, Australia, Asia and Africa. From October 2000 to May 2003, Mr. Sanders was the Senior Manager for Accenture Finance and Performance Management Practice, a cross-industry group with finance and accounting expertise that addresses issues of importance to the CFO in creating value and delivering world-class capabilities. From June 1996 to October 2000, Mr. Sanders was the Senior Manager for MediaOne Group/US West Audit & Consulting Group which provided risk assessment, operational reviews and business controls expertise to various cable, telephone and wireless operating units and international ventures. From September 1994 to February 1996, Mr. Sanders was a Portfolio Analyst with Heitman/JMB Advisory Corp., an institutional real estate investment advisement company. From September 1991 to September 1994, Mr. Sanders was the Senior Accountant with LaSalle Partners, an institutional real estate investment advisement company. From September 1989 to September 1991, Mr. Sanders was a Fund Accountant with Stein, Roe and Farnham, an investment advisement company providing institutional asset management and mutual fund services. Mr. Sanders is a Certified Public Accountant licensed in the State of Illinois. Mr. Sanders received an Executive MBA Degree from the University of Denver in August 2000 and a BSBA Finance Degree from the University of Missouri-Columbia in May 1989. Mr. Sanders' experience and expertise as an MBA and Certified Public Accountant, coupled with his extensive experience in the accounting industry, specifically in mining, lead to the conclusion by our Board that Mr. Sanders would be of considerable value to the Company and should serve as a Director of our Company.

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

The Audit Committee is composed of Messrs. Yesson and Sanders and Dr. Sears, all of whom are "independent" under the current NASDAQ Global Market listing standards and the rules of the SEC. Mr. Sanders currently serves as the Chairman of the Audit Committee. The Audit Committee's responsibilities include assisting in Board oversight of (i) the integrity of the Company's financial statements; (ii) the Company's compliance with legal and regulatory requirements; (iii) the independent auditors' qualifications and independence; (iv) the performance of the independent auditors and the Company's internal audit function; and (v) to prepare the report required to be prepared by the Audit Committee pursuant to the rules of the SEC for inclusion in the Company's annual proxy statement. The Audit Committee has only recently been formed and has not had any meetings, except to adopt its charter.

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

Other Significant Employee

Aaron Charlton, Senior Consultant.

Mr. Aaron Charlton informally began his service with our Company as Senior Consultant, in May 2007 and subsequently entered into a formal Employment Agreement for that position on June 1, 2007. Mr. Charlton's position as Senior Consultant has been expanded to include his assistance in contract negotiation between us and the Company's various consultants which are required to complete the continuing definition drill program and his management expertise in managing the definition drill program and any subsequent mill production. From June 2006 to the present, Mr. Charlton served as the Senior Advisor of Garnet, a company that provides service and support for mining projects. From January 2003 through January 2004 Mr. Charlton acted as a consultant for Intrepid Technology (OTCBB trading symbol: IESV), an engineering company, located in Idaho Falls, Idaho. Mr. Charlton and his family have owned and operated mining, milling and geological research projects for over 40 years. The Charlton family's interest in the Garnet Mining District dates back to 1961. Mr. Charlton's association with the property includes negotiating contracts with Kennecott Mining, Pegasus Mining Corporation, Newmont Mining, Trans-Global Resources, N.L., and Western Energy for the exploration and development of its properties. Mr. Charlton has over 30 years experience in mining finance, mining, milling, refining, assays and associated research facilities. He has provided management to a number of underground, open pit and placer operations in operating mines located in California, Nevada, Idaho and Montana and was Chairman of the Board for Trans-Global Resources, N.L., a NASDAQ and ASX listed company, between 1991 and 1993. Mr. Charlton has a long-standing relationship with the University of Montana Geological Department, local government officials of Granite County, State officials including the DEQ, the Montana Department of Economic Development, and the Federal BLM. Mr. Charlton attended John Allen Hancock College in California from 1974 through 1976 and attended classes with an emphasis in Theology and Psychology.

Item 11.     Executive Compensation.

The table below summarizes all compensation awarded to, earned or accrued by, or paid to our chief executive officer and each executive officer who earned compensation in excess of $100,000 in the fiscal years ending December 31, 2011 and 2010 (each "Named Executive Officer") for all services rendered to us in all capacities.

Summary Compensation Table

Name and Principal Position	Year	Salary	Nonqualified Deferred Compensaton Earnings(1)	Director Compensaton	All Other Compensation	Payments for Compensation earned in Prior periods	Total
Eric Sauve, CEO, CFO, President and Director	2011 2010	$0 $50,000	$209,325 $147,478	$0 $0	$0 $0	$26,301 $0	$235,626 $197,478
Charles Yesson, Director	2011 2010	$0 $0	$0 $0	$6,000 $7,500	$0 $0	$1,500 $0	$7,500 $7,500
James Sears, Director	2011 2010	$0 $0	$0 $0	$5,910 $6,190	$8,500 $26,934(2)	$0 $0	$14,410 $33,124
Aaron Charlton, Senior Consultant	2011 2010	$9,000 $109,300	$200,325 $88,178	$0 $0	$5,487(3) $4,079(3)	$75,092 $41,369	$289,904 $242,926
David Gilmer, Secretary & Treasurer, Director	2011 2010	$0 $0	$0 $0	$4,000 $4,000	$0 $71,250(5)	$1,000 $0	$5,000 $75,250
J. Robert Flesher, VP of Mining and Geology	2011 2010	$60,000 $60,000	$0 $0	$0 $0	$0 $0	$0 $0	$60,000 $60,000
BJ Ambrose, VP of Corporate Finance	2011 2010	$0 $60,469	$150,000 $85,503	$0 $0	$0 $0	$0 $4,000	$150,000 $149,972
Robert Sanders, Director	2011 2010	$0 $0	$0 $0	$889 $0	$0 $0	$0 $0	$889 $0
Cecil Connor, Mine Manager	2011 2010	$17,600 $0	$0 $0	$0 $0	$0 $0	$0 $0	$17,500 $0
(1)	Represents the Company's promise to pay the compensation earned during the period at a future date.
(2)	Represents consulting fees earned by Dr. Sears for his services in leading our Geology Team in various mapping programs on our Garnet Mineral Property.
(3)	Represents medical expenses paid by us on behalf of Mr. Charlton.
(4)	Joined the Company on October 1, 2011.
(5)	We issued 75,000 shares of our common stock valued at $71,250 as an inducement to serve as an officer and director of our company.

Director Compensation

We paid Mr. Yesson $6,000 and $7,500 in 2011 and 2010, respectively, as director's fees. We paid Dr. Sears $5,910 in director's fees in 2011 and an aggregate of $8,500 in 2011 for consulting services in leading our geology team in various mapping programs on our Garnet Mineral Property. We paid Mr. Gilmer $4,000 (all of which was deferred for 2011 and $3,000 was dererred for 2010) as director's fees in 2011 and 2010, respectively, and issued 75,000 shares of our common stock valued at $71,250, to Mr. Gilmer as an inducement to serve as an officer and director of our company.

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

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards to be received by any of the Company's Officers, Directors, or employees at the Company's fiscal year-end, December 31, 2011.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2011, by (i) those persons or groups known to us who beneficially own more than 5% of our common stock; (ii) each director; (iii) each Named Executive Officer and, (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC and by information provided by such persons directly to us.

Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Title of Class	Name and address of beneficial owner	# of Shares of Beneficially Owned Common Stock	Percentage of Beneficially Owned Common Stock (1)
Common Stock	Eric Sauve(2) 7 Tiger Lode Trail Garnet, Drummond, MT 59832	3,268,945	8.13%
Common Stock	Charles Yesson 1221 West Coast Highway, Suite 124 Newport Beach, CA 92663	75,000	0.18%
Common Stock	Dave Gilmer 2620 Connery Way, P.O. Box 16237 Missoula, MT 59808	115,455	0.29%
Common Stock	Aaron Charlton(3) 25 A Street, Garnet Ghost Town Drummond, MT 59835	11,645,181	28.97%
Common Stock	Kim L. Charlton (4) 227 Middle Patent Road Bedford, NY 10506	2,255,830	5.61%
Common Stock	Rodney Haynes (5) 619 SW Higgins Suite O Missoula, MT 59803	5,799,576	14.43%
Common Stock	Robert Sanders (6) 7210 S. Hudson Way Centennial, CO 80122	513,502	1.28%
Common Stock	All Officers and Directors as a Group (5 persons)	15,618,083	38.85%
Common Stock	Commonwealth Resources, LLC as a Group	20,759,532	51.64%

(1)

The percent of beneficially owned common stock is based on 34,240,541 shares of common stock issued and outstanding as of April 3, 2012 and the 5,956,553 shares of common stock issuable within 60 days through the exercise of warrants, for a total beneficially owned common stock of 40,197,094 shares of common stock.

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

The Company pays for consulting services from Dr. James Sears, a related party. At December 31, 2011, a total of $0 (December 2010 $5,910) is payable for consulting and director services. For the year ended December 31, 2011, the Company had been billed $8,500 for services (December 2010 $26,934). Dr. Sears is on the Company's Board of Directors and is a member of the Audit, Corporate Governance and Compensation Committees.

Independent Directors

The Company's Board of Directors was comprised of five directors through the year ending December 31, 2011. Three Members of the Board of Directors are considered to be "Independent". The Independent Directors are Dr. James Walter Sears, Mr. Charles Yesson and Mr. Robert Sanders.

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

Audit Fees

The aggregate fees billed by our independent auditor, EFP Rotenberg, LLP for professional services rendered for the audit of our financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2011 and 2010 were:

	2011	2010
EFP Rotenberg, LLP.	$22,000	$21,700

Audit Related Fees

For the years ended December 31, 2011 and 2010, there were no fees billed for assurance and related services by EFP Rotenberg, LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the year ended December 31, 2011 and 2010, fees billed by EFP Rotenberg, LLP for tax compliance, tax advice and tax planning were $0 and $0 respectively.

We do not use the auditor for financial information that is significant to the preparation of our financial statements. General information for our financial statements are provided internally or by other service providers.

Audit Committee Pre-Approved Policies and Procedures

Through December 31, 2011, our Board of Directors served as the Audit Committee for the Company. Until that date, the Board of Directors, on an annual basis, reviewed audit and non-audit services performed by our independent auditor. All audits and non-audit services were pre-approved by the Board of Directors, which considers, among other things, the possible effect on the performance of such services on the auditor's independence. Through December 31, 2011, the Board of Directors has considered the role of EFP Rotenberg, LLP in providing services to us for the fiscal year ended December 31, 2011.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Our Financial Statements are attached following the Signatures of this report commencing on F-1.

(c) The exhibits listed below are filed as part of or incorporated by reference in this report

Exhibit Number	Description
10.44	Construction Lien-American Buildings Company
31.1	Eric Sauve Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	David Gilmer Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GRANT HARTFORD CORPORATION
Registrant

By: /s/ Eric Sauve Eric Sauve President and Chief Executive Officer Date: April 16, 2012	By: /s/ David Gilmer David Gilmer Director and Secretary Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Eric Sauve Eric Sauve President and Chief Executive Officer Date: April 16, 2012

By: /s/ Charles Yesson Charles Yesson Director Date: April 16, 2012

By: /s/ David Gilmer David Gilmer Director and Secretary Date: April 16, 2012

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
FINANCIAL STATEMENTS
December 31, 2011

Index to Financial Statements:

PAGE #

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2011 and 2010	F-2

Statements of Operations for the Years Ended December 31, 2011, and 2010, and Since Inception (March 15, 2007) to December 31, 2011	F-3

Statements of Stockholders' Equity (Deficit) From the Date of Inception (March 15, 2007) Through December 31, 2011	F-4

Statements of Cash Flows for the Years Ended December 31, 2011, and 2010, and Since Inception (March 15, 2007) to December 31, 2007 to December 31, 2011	F-5

Notes to Financial Statements	F-6 to F-20

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Grant Hartford Corporation

We have audited the accompanying balance sheets of Grant Hartford Corporation as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (March 15, 2007) through December 31, 2011. Grant Hartford Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Hartford Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (March 15, 2007) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 16, 2012

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
BALANCE SHEETS
AS AT DECEMBER 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$1,894	$1,294
Accounts receivable	253,646	0
Prepaid option payment: mineral rights	0	254,042
Prepaid expenses and deposits	102,837	101,945
Total Current Assets	358,377	357,281

Non-current Assets
Due from related party	211,580	0
Buildings, improvements and equipment, net of accumulated depreciation of $294,130 and $45,212, respectively	1,471,764	268,454
Mineral rights	8,237,917	8,047,917
Total Non-Current Assets	9,921,261	8,316,371

Total Assets	$10,279,638	$8,673,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,903,754	$1,643,972
Capital lease payable	60,966	62,060
Short-term notes, net of discount	1,938,300	0
Related party short-term notes	82,584	46,171
Option payment: mineral rights	5,854	0
Due to related parties	956,073	682,914
Total Current Liabilities	5,947,531	2,435,117

Long-Term Liabilities
Capital lease payable	0	9,524

Total Liabilities	5,947,531	2,444,641

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value per share, 50,000,000 shares authorized, zero issued and outstanding	0	0
Common stock: No par value, 100,000,000 shares authorized, 34,224,541 and 32,947,487 issued and outstanding, respectively	17,723,379	15,161,420
Accumulated deficit- exploration stage	(13,391,272)	(8,932,409)
Total Stockholders' Equity (Deficit)	4,332,107	6,229,011

Total Liabilities and Stockholders' Equity (Deficit)	$10,279,638	$8,673,652

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
STATEMENTS OF OPERATIONS

Year Ended	Since Inception March 15, 2007 to
December 31,	December 31,
	2011	2010	2011

Revenue	$0	$0	$0

Expenses
Financial conference fees	0	0	31,250
Management fees	662,261	990,287	2,654,750
General and administrative	686,840	437,251	1,835,789
Professional fees	600,674	637,093	1,616,250
Geological and mining expenses	2,499,178	2,076,261	6,690,786
Interest expense	419,021	131,477	753,182
Surface access lease payments	59,999	59,999	278,375

Income (Loss) Before Other Income	(4,927,973)	(4,332,368)	(13,860,382)

Other Income
Mill receipts, net	469,110	0	469,110

Net Loss	$(4,458,863)	$(4,332,368)	$(13,391,272)

Loss Per Share
Basic and Diluted	$(0.133)	$(0.150)	$(0.546)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	33,415,196	28,818,243	24,538,549

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
SINCE INCEPTION (MARCH 15, 2007) THROUGH DECEMBER 31, 2011

	Common Stock		Accumulated
	Number of		Deficit-
	Shares Issued	Value	Exploration Stage	(Deficit)

Balance March 15, 2007	0	$0	$0	$0

Common stock issued for cash	1,062,900	426,450		426,450
Common stock issued for mineral rights	14,000,000	1,750,000		1,750,000
Common stock issued to founders	1,135,000	1,135		1,135
Common stock issued in exchange for services	16,000	8,000		8,000
Net loss	0	0	(247,857)	(247,857)

Balance December 31, 2007	16,213,900	2,185,585	(247,857)	1,937,728

Common stock issued for cash	230,670	184,536		184,536
Common stock issued foir mineral rights	5,000,000	625,000		625,000
Common stock issued in exchange for services	5,625	4,500		4,500
Net loss	0	0	(971,066)	(971,066)

Balance December 31, 2008	21,450,195	2,999,621	(1,218,923)	1,780,698

Net loss	0	0	(3,381,118)	(3,381,118)

Balance December 31, 2009	21,450,195	2,999,621	(4,600,041)	(1,600,420)

Common stock issued for cash	1,174,654	1,245,645		1,245,645
Common stock issued for mineral rights	5,000,000	5,000,000		5,000,000
Common stock issued to founders	75,000	71,250		71,250
Common stock converted from debt and interest	351,289	333,724		333,724
Common stock issued in payment of debt and interest	4,376,349	4,505,330		4,505,330
Common stock issued in exchange for services	877,100	1,005,850		1,005,850
Treasury stock purchased and retired	(357,100)	0		0
Net loss	0	0	(4,332,368)	(4,332,368)

Balance December 31, 2010	32,947,487	15,161,420	(8,932,409)	6,229,011

Warrants issued for interest and services		123,597		123,597
Warrants issued for debt		453,036		453,036
Common stock issued for cash, net of issuance costs	636,750	970,046		970,046
Common stock converted from debt	155,000	310,000		310,000
Common stock converted from liabilities	169,264	211,580		211,580
Common stock issued in exchange for services	58,800	59,650		59,650
Common stock issued for equipment	257,240	434,050		434,050
Net loss	0	0	(4,458,863)	(4,458,863)

Balance December 31, 2011	34,224,541	$17,723,379	$(13,391,272)	$4,332,107

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

Year Ended December 31,	Since Inception March 15, 2007 to December 31,
2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,458,863)	$(4,332,368)	$(13,391,272)
Adjustments to reconcile net loss to cash from operating activities:
Common stock and warrants issued in exchange for services	157,247	549,329	720,211
Common stock and warrants issued in payment of interest	26,000	116,327	142,327
Amortization of discount	290,986	0	290,986
Depreciation and amortization expense	248,918	32,151	294,130
(Increase)/decrease in accounts receivable	(253,646)	0	(253,646)
(Increase)/decrease in prepaid option payment	254,042	40,564	0
(Increase)/decrease in prepaid expenses and deposits	(892)	6,783	(77,572)
Increase/(decrease) in accounts payable and accrued expenses	1,252,907	1,216,089	3,623,188
Increase/(decrease) in due to related parties	273,159	382,965	951,325
Increase/(decrease) in option payment: mineral rights	5,854	0	5,854
Net cash flows from operating activities	(2,204,288)	(1,988,160)	(7,694,469)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of buildings and equipment	(510,953)	(33,020)	(728,369)
Investment in mineral rights	(190,000)	(190,000)	(862,917)
Net cash flows from investing activities	(700,953)	(223,020)	(1,591,286)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on short-term notes	(125,000)	(3,829)	(139,079)
Proceeds from short-notes debt	2,071,413	938,250	6,389,101
Common Stock issued, net of issuance costs	970,046	1,245,645	2,826,677
Convertible notes payable	0	0	271,500
Payments on capital lease	(10,618)	(31,279)	(60,550)
Net cash flows from financing activities	2,905,841	2,148,787	9,287,649

Change in cash during the period	600	(62,393)	1,894
Cash, beginning of period	1,294	63,687	0
Cash, end of period	$1,894	$1,294	$1,894

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,866	$5,142	$16,904
Income taxes paid	$50	$50	$200

NON-CASH INVESTING AND FINANCING
Liabilities assumed from related party	$211,580	$0	$211,580
Common stock issued for mineral rights	$0	$5,000,000	$7,375,000
Common stock issued for equipment	$434,050	$0	$434,050
Common stock and warrants issued for debt and services	$763,036	$3,906,188	$5,207,974
Common stock and warrants issued for interest	$0	$287,961	$310,115
Debt and liabilities in exchange for equipment	$507,225	$0	$507,225
Capital leases	$0	$65,966	$121,516

The accompanying notes are an integral part of these financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Comany)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Year ended December 31,
2011
Working Capital	$(5,589,154)
Deficit	$(13,391,272)

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

In accordance with FASB ASC 740 10 20, the Company recognized no material adjustments to unrecognized tax benefits. The Company has no unrecognized tax benefits as of December 31, 2011 and 2010. By statute, tax years ending in December 31, 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

The Company is in the "Exploration Stage" and is engaged in the exploration of the Garnet mineral property in order to identify the presence of proven/probable reserves. The Company has not begun exploitation of these deposits. As a result, no amounts have been capitalized related to mineral property exploration as of December 31, 2011 and 2010.

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

Mining assets, including mineral rights and mine development, are also periodically assessed for impairment in accordance with FASB ASC 360 10 and FASB ASC 930 360 35. There was no loss on impairment for the years ended December 31, 2011 and 2010.

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Sales to the Company's buyer are recorded net of charges by the buyer for assay and metallurgical testing, treatment,refining, smelting losses, and other charges negotiated by the Company with the buyer. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges do not vary materially from estimates.

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

There were no material derivatives at December 31, 2011 and 2010.

The Company has an agreement in place to sell a maximum of 30,000 short tons of ore from old tailings of the Lead King mine to Golden Sunlight Mines, Inc. Revenue generated from this activity is ancillary to the primary operations of the Company and is therefore classified as Other Income. The components comprising Other Income are as follows for the year ended December 31, 2011:

Gross value of ore processed	$2,683,992
Less mill fees	(770,334)
Less shipping fees	(1,361,547)
Less net smelter return (NSR) fees on production loans	(83,001)

Net Other Income	$469,110

Accounts Receivable and Allowance for Doubtful Accounts:Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable are reduced by an allowance for doubtful accounts that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed ninety (90) days from invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Management believes the balance of accounts receivable is fully collectible, therefore no allowance for doubtful accounts has been established.

The balance of accounts receivable is comprised of proceeds to be received from one buyer of gold ore from the Lead King Mine tailings.

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

4. BUILDINGS, IMPROVEMENTS AND EQUIPMENT

Buildings, improvements and equipment consists of the following:

	December 31,	December 31,
	2011	2010
Construction in progress	$569,528	$181,104
Buildings and improvements, net of accumulated depreciation of $416 and $205, respectively.	7,561	7,772
Equipment, net of net of accumulated depreciation of $293,714 and $45,007, respectively.	894,675	79,578
Total	$1,471,764	$268,454

5. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value
Garnet, Montana stock issued 06/15/2007	$2,375,000	$0	$2,375,000
Garnet, Montana option payment for 2007	102,917	0	102,917
Garnet, Montana option payment for 2008	190,000	0	190,000
Garnet, Montana option payment for 2009	190,000	0	190,000
Garnet, Montana option payment for 2010 stock issued 06/24/2010	190,000 5,000,000	0 0	190,000 5,000,000
Garnet, Montana option payment for 2011	190,000	0	190,000
Total			$8,237,917

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

5. MINERAL RIGHTS (Continued)

Acquisition of the Patented and Unpatented Mineral Claims
Pursuant to the Share Purchase Agreement dated May 24, 2010, between Commonwealth Resources, LLC ("Commonwealth") and the Company, the Company purchased ninety one (91) unpatented mining claims and eight (8) prospecting leases on Bureau of Land Management owned patented mining claims in consideration for the issuance of 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration valued at $5,000,000.

Pursuant to the option agreement discussed below, the Company has also acquired an exclusive option to purchase 100% ownership in the mineral deeds to 23 patented mineral claims and 122 unpatented mineral claims covering approximately 2,000 acres located within the Garnet Mining District of Granite County, Montana from Commonwealth.

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

Significant terms of the agreement are as follows:

1.	Issue 19,000,000 of Grant Hartford Corporation's no par value common shares to Commonwealth Resources, LLC;
2.	Make annual option payments of $190,000 to Commonwealth Resources, LLC for a period of up to eight years, starting June 15, 2007 and ending either the earlier of the option exercise or June 15, 2014, except that the option payments for June 15, 2011 and June 15, 2012 may be made through surface improvements in lieu of a cash payment;
3.	Make annual option payments in cash or surface improvements in lieu of cash payments of $400,000 to Commonwealth Resources, LLC starting June 15, 2015 and ending June 15, 2016, which represent the final two years of the Option Agreement term;
4.	Make annual access lease payments of $60,000 starting June 15, 2007 and continuing for the life of the Option Agreement;
5.	Pay a purchase price of $7,000,000 to Commonwealth Resources, LLC for the ownership of the mineral rights at any time within the ten years of the Option Agreement term, should the Company so elect;
6.	During the Option period, gold ore production must not exceed 100 tons per day;
7.	The Company must pay Commonwealth Resources, LLC a 5% Net Smelter Return on all gold produced during the Option period.

The Company makes annual payments of $190,000 pursuant to its option agreement with Commonwealth Resources, LLC, a related party. Additions for the period ended December 31, 2011 represent the quarterly allocation of the option payment. The Company owes $5,854 and has prepaid $254,042 in option payments as of December 31, 2011 and 2010, respectively.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

6. RELATED PARTY SHORT-TERM NOTES

The Company has three short-term notes from the Company's CEO and his family with an original principal balance of $77,913. No payments have been made on these short-term notes for the year ended December 31, 2011, leaving a balance of $74,084, which was due on January 18, 2012 at the annual rate of 12.50%.

The Company has one short term note from Robert Sanders, a member of its Board of Directors, and the Chairman of the Audit, Corporate Governance and Compensation Committee of the Board of Directors, with an original principal balance of $8,500, which was due in full on or before April 28, 2011. No payments have been made on this short term note for the year ended December 31, 2011, leaving a balance of $8,500, accruing interest at a rate of 20% per annum. As of December 31, 2011, accrued interest was $1,225. On April 28, 2011, pursuant to the terms of the note, the Company issued 10,000 Penalty Warrants valued at $10,658 to purchase the Company's no par value common stock with an exercise price of $1.25 per share. The Penalty Warrants include a cashless exercise option.

7. SHORT-TERM NOTES

On July 22, 2011, the Company signed the Production Loan and Consolidated Payment Agreement, which included a short-term note for an amount up to $1,250,000 which has been fully disbursed to the Company as of December 31, 2011. No payments have been made on this short-term note for the year ended December 31, 2011, leaving a balance of $1,250,000, which is due in full no later than November 30, 2012, at the annual rate of 10% with a cash bonus of $125,000 due at maturity. Furthermore, the Company assumed liabilities of Garnet Range Resources, LLC owed to the lender in the amount of $211,580 (see Note 10 for more information), which will be paid to the lender through the issuance of 169,264 shares of the Company's no par value common stock. In consideration of the making of the loan and in recognition of the significant risk to the lender in doing so, the Company will issue 248,496 warrants valued at $189,036 to purchase the Company's no par value common stock with an exercise price of $1.25 per share. The warrants include a cashless exercise option.

On July 22, 2011, the Company signed the Agreement to Purchase and Sell Equipment, which included equipment valued at $703,450 in exchange for debt of $500,350, 107,240 shares of the Company's no par value common stock valued at $134,050, and credit for equipment rental previously paid in the amount of $69,050. No payments have been made on this short-term note for the year ended December 31, 2011, leaving a balance of $500,350, which is due in full no later than November 30, 2012, at the annual rate of 6.5% and shall be paid from 18.75% of the net mill receipts from the anticipated underground mining operations at the Nancy Hanks mine site.

On September 13, 2011, the Company began offering a series of Production Loan Agreements, offered pursuant to an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended ("Production Loan Agreement"). The Company began offering the Production Loan Agreement on a best efforts basis through its Officers, Directors, and Key Employees, for an aggregate offering of $1,000,000. The Production Loan Agreements are for a term of six months and pay interest equal to 20% per annum, which shall be paid from 10% of the net mill receipts related to shipments from the mining operations at the Lead King mine site located on the Company's Garnet Mining Property, starting November 1, 2011. Furthermore, in consideration of the entering into each Production Loan Agreement and in recognition of the significant risk to the lender in doing so, the Company issued 2,000 warrants to purchase the Company's no par value common stock with an exercise price of $0.00 per share ("Production Warrants") for each $10,000 loaned to the Company. As of December 31, 2011, the Company issued nine (9) Production Loan Agreements to accredited investors, in an aggregate sum raised of $660,000, which are due in full between March and June 2012. Additionally, as of December 31, 2011, the Company issued an aggregate of 132,000 Production Warrants valued at $264,000. Of the total Production Loan Agreements issued, four (4) of the loans totaling $310,000 converted to 155,000 shares of the Company's no par value common stock. In recognition of the foregone interest each lender was issued 5,000 warrants to purchase the Company's no par value

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

7. SHORT-TERM NOTES (Continued)

common stock with an exercise price of $0.00 per share for each $100,000 loaned to the Company for a total of 13,000 warrants valued at $26,000. One Production Loan Agreement for $50,000 was converted on the same day it was signed and no interest was accrued. After conversion, the remaining balance of the Production Loans at December 31, 2011 was $350,000.

The above short-term notes include a discount in the form of cash and warrants that have been charged by the lenders in consideration for making the various loans. The discount will be amortized to interest expense over the term of the related note, which is between six (6) and sixteen (16) months. For the period ended December 31, 2011, the gross discount was $494,036 of which $290,986 has been amortized and charged to interest expense leaving a net unamortized discount of $203,050.

8. CAPITAL LEASE PAYABLE

During 2009, the Company entered into a lease for computer software under a capital lease payable in monthly installments of $2,750 with interest of 17.13% and expiring on April 15, 2011.

During 2010, the Company entered into a lease for computer software under a capital lease payable in monthly installments of $3,266 with interest of 17.13% and expiring on April 15, 2012.

The following is a summary of property held under capital leases:

	December 31,	December 31,
	2011	2010
Computer Software	$96,250	$96,250
Less: Accumulated amortization	(68,719)	(36,636)
	$27,531	$59,614

The Company is currently in arrears on its monthly lease payments. As of December 31, 2011, the lease is behind twenty (20) months. As a result, the current portion of the capital lease payable includes amounts owing from prior periods.

Minimum future lease payments under the capital leases as of December 31, 2011 are:

2012	$9,797
Less: Amount representing interest	(273)

Future net minimum lease payments	9,524
Amount owed in arrears	51,442

Total future net lease payments	$60,966

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

9. EQUITY

Between September 30, 2010 and February 1, 2011, pursuant to a Private Placement Memorandum (PPM), relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company offered to accredited investors, through its Officers and Directors, on a best efforts basis, an aggregate of 5,600,000 shares of the Company's no par value common stock at a purchase price of $1.25 per common share ("Shares"). The Company issued 283,966 shares for a total of $354,957 in cash.

Between February 16, 2011 and May 17, 2011, pursuant to a PPM, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company offered through its Placement Agent, Source Capital Group, Inc. on a best efforts basis, an aggregate of 6,160,000 shares of the Company's no par value common stock at a purchase price of $1.25 per common share ("Shares") for the aggregate offering amount of $7,700,000. The Company issued 316,400 shares for $395,500 in cash less issuance costs of $66,154 for net proceeds of $329,346.

On July 21, 2011, the Company's shareholders approved the filing of Amended and Restated Articles of Incorporation, which reversed the effects of the previous amendment dated July 13, 2010. The amendment removed the Preemptive and other special voting rights previously afforded to the holders of the Company's $0.0001 par value Series A Preferred Stock.

On July 27, 2011, pursuant to a PPM, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering to accredited investors, through its Officers and Directors, on a best efforts basis, an aggregate of 1,000,000 shares of the Company's no par value common stock at a purchase price of $2.00 per common share ("Shares"). As of December 31, 2011, 320,350 shares of the Company's no par value common stock have been issued for $640,700 in cash.

Between July 22, 2008 and November 6, 2008, the Company entered into eight (8) Non Transferable Convertible Notes (the "Notes") in the aggregate sum of $271,500. The Notes were entered into pursuant to exempt transactions provided by Section 4(2) of the Securities Act of 1933, as amended. The Company offered the Note holders the option of converting the Notes for shares of the Company's no par value common stock at a purchase price of 95% of the PPM's Unit price dated January 22, 2010, rather than the initial share price quoted on the first day listed on the Over The Counter Bulletin Board or on the closing date that the election is made. The Notes also had an incentive bonus of 2.5% of the principal amount for in the Company's no par value common stock. In 2010, convertible notes and related interest payable totaling $333,724 have been converted for 351,289 shares of the Company's no par value common stock.

Between January 22, 2010 and May 24, 2010, pursuant to a PPM, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company offered on a best effort basis, an aggregate of 5,000,000 units, each consisting of one "unregistered and restricted" share of the Company's no par value common stock (the "Shares") and one warrant to purchase an additional "unregistered and restricted" share of the Company's no par value common stock at an exercise price of $1.50 per share, exercisable for two years following the unit purchase (the "Warrants"). Collectively the Shares and Warrants are hereinafter referred to as the "Units" that were offered at a purchase price of $1.00 per Unit (the "Offering"). The Company issued 890,688 units for a total of $890,688 in cash.

On May 24, 2010, the Company entered into the Share Purchase Agreement with Commonwealth, whereby the Company agreed to issue 5,000,000 shares of the Company's no par value common stock at $1.00 per share, for a total consideration of $5,000,000, in exchange for mineral rights, as more completely described in Note 5.

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

9. EQUITY (Continued)

On July 13, 2010, pursuant to a PPM, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering through its Placement Agent, Matrix Capital Group, on a best efforts basis, an aggregate of 4,400,000 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Shares") at a purchase price of $1.25 per Series A Preferred Share. As of September 23, 2010, the PPM was closed, without any sales, pursuant to a Board of Directors meeting. Pursuant to the terms of the PPM dated July 13, 2010, the Company filed its Amended and Restated Articles of Incorporation, wherein it set forth the preemptive and other special voting rights afforded the holders of the Company's $0.0001 par value Series A Preferred Stock. Pursuant to a Board of Directors meeting and due to the fact that no sales were made, and no Series A Preferred Shares were issued pursuant to the PPM, the Company removed the preemptive and other special voting rights afforded the holders of the Company's $0.0001 par value Series A Preferred Stock, by amending and restating the Articles of Incorporation following shareholder approval in July 2011.

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

The Company has 5,956,553 and 5,465,313 warrants issued and outstanding with exercise prices between $0.00 and $2.50 as of December 31, 2011 and 2010, respectively, which were excluded from diluted earnings per share as their effect would be anti dilutive.

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

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

9. EQUITY (Continued)

Warrants (Continued)

The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

Year ended December 31,
2011
Expected dividend yield	0.00%
Expected stock price volatility	121.75%
Risk-free interest rate	0.41%
Expected life of operations	1.98 years

During the year ended December 31, 2011, the Company granted stock warrants to its investors, employees, and lenders to purchase an aggregate of 60,000 shares of the Company's common stock at an exercise price of $2.50 per share, 16,250 shares of the Company's common stock at an exercise price of $2.00 per share, an aggregate of 269,990 shares of the Company's common stock at an exercise price of $1.25 per share, and an aggregate of 145,000 shares of the Company's common stock at an exercise price of $0.00 per share. The warrants have expiration dates beginning in 2012 through 2015, and have contractual lives ranging from eleven months to 4.67 years. The total value of warrants granted during the year ended December 31, 2011 was $576,633 of which $11,524 was recorded against common stock as issuance cost, $10,658 was recorded as penalty expense, $75,415 was recorded as professional fees, $453,036 was recorded as discount to note payable, and $26,000 was recorded as interest expense.

A summary of outstanding warrants at December 31, 2011 is presented below.

Year ended December 31,
2011
Warrants outstanding, beginning of year	5,465,313
Granted	491,240
Warrants outstanding, end of period	5,956,553

GRANT HARTFORD CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

9. EQUITY (Continued)

Warrants (Continued)

Granted stock warrants:	# of shares outstanding and exercisable	Price	Expiration
January 22, 2010-May 24, 2010	4,751,113	$1.50	26 months-July 31, 2012
December 31, 2010	714,200	$1.00	60 months-December 31, 2015
April 28, 2011	10,000	$1.25	56 months-December 31, 2015
June 30, 2011	11,494	$1.25	36 months-June 30, 2014
July 22, 2011	248,496	$1.25	24 months-July 22, 2013
September 1, 2011	16,250	$2.00	11 months-July 31, 2012
September 13, 2011	20,000	$0.00	24 months-September 13, 2013
September 20, 2011	60,000	$2.50	18 months-March 20, 2013
September 22, 2011	20,000	$0.00	24 months-September 22, 2013
October 10, 2011	20,000	$0.00	24 months-October 10, 2013
October 17, 2011	30,000	$0.00	24 months-October 17, 2013
November 7, 2011	20,000	$0.00	24 months-November 7, 2013
November 11, 2011	13,000	$0.00	24 months-November 11, 2013
November 30, 2011	12,000	$0.00	24 months-November 30, 2013
December 14, 2011	10,000	$0.00	24 months-December 14, 2013
	5,956,553	$0.00-2.50

On July 21, 2011, pursuant to a vote of the Board of Directors, the Company extended the expiration date on warrants issued between January 22, 2010 and May 24, 2010 to July 31, 2012.

Pursuant to the PPM transaction described above, the Company issued one warrant with each common share issued under a private placement between January 22, 2010 and May 24, 2010. Each warrant is exercisable at $1.50 into one common share of the Company and expire two years from the date of issuance.

During the year ended December 31, 2010, the Company has entered into Agreements with two employees to rescind and exchange common stock previously awarded to them. Pursuant to the agreement, the Company has exchanged Common Stock Warrants allowing the purchase of 714,200 shares of the Company's no par value common stock at an exercise price of $1.00 per share in exchange for 357,100 shares of the Company's no par value common stock. The warrants expire on December 31, 2015.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

10.RELATED PARTY TRANSACTIONS

At December 31, 2011, a total of $804,818 (December 2010 - $682,914) is payable to directors and management for services. These outstanding amounts payable are unsecured and non-interest bearing with no fixed terms of repayment.

The Company pays for services from Garnet Range Resources, LLC, a related party. These services consist of road maintenance, equipment rental, earth moving services, labor, and other services as needed. For the year ended December 31, 2011, the Company had been billed $0 for services (December 2010 $203,454). As of December 31, 2011, the Company had also prepaid for services of $45,795 (December 2010 $27,914). During the year ended December 31, 2011, the Company assumed liabilities of Garnet Range Resources, LLC in the amount of $211,580, which is classified as due from related party on the balance sheet (see Note 7 for more information on the transaction). The Company's President and CEO is a 50% owner of Garnet Range Resources, LLC.

The Company also leases a vehicle from Garnet Range Resources, LLC. The lease is for a period of two years starting April 22, 2009. The lease amount for the entire two year period was $4,500, which was due in its entirety at the beginning of the lease. The Company is responsible for providing insurance coverage and all repairs, maintenance and licensing on the vehicle. Following the lease expiration date, April 21, 2011, the Company has continued to lease the vehicle on a month to month basis with no additional fee.

Pursuant to the Share Purchase Agreement dated May 24, 2010, the Company purchased various mineral rights from Commonwealth, a related party. The Company's President, CEO, CFO and Director, Eric Sauve, and the Company's Senior Consultant and NEO, Aaron Charlton, are owners of Commonwealth Resources, LLC. The Company has also entered into a Surface Access Lease and Option Agreement to purchase mineral rights with Commonwealth. These transactions are more fully described in Note 5, Mineral Rights, of these Financial Statements.

The Company pays for accounting and payroll services from Junkermier, Clark, Campanella, Stevens, PC, a related party. At December 31, 2011, a total of $151,255 (December 2010 - $67,047) is payable for accounting services. For the year ended December 31, 2011, the Company had been billed $114,208 for services (December 2010 - $98,157). The Company's Corporate Secretary, Treasurer, and Board Member is a shareholder of Junkermier, Clark, Campanella, Stevens, PC.

The Company pays for consulting services from Dr. James Sears, a related party. At December 31, 2011, a total of $0 (December 2010 - $5,910) is payable for consulting and director services. For the year ended December 31, 2011, the Company had been billed $8,500 for services (December 2010 - $26,934). Dr. Sears is on the Company's Board of Directors and is a member of the Audit, Corporate Governance and Compensation Committees.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

11. INCOME TAXES

The provision for income taxes consists of the following components as of December 31, 2011 and 2010:

	2011	2010
Current tax:
Federal	$0	$0
State	50	50
	50	50
Deferred tax (benefit):
Federal	(1,517,315)	(1,261,783)
State	(292,625)	(243,344)
Increase in deferred tax asset valuation allowance	1,809,940	1,505,127
	0	0

	$50	$50

The deferred tax assets arose in part from the net operating losses incurred by the Company during the respective years. Net operating losses are currently allowed to be carried forward for twenty (20) years and begin to expire on April 15, 2028. The deferred tax liabilities increased due to the timing differences between GAAP and tax treatment of the Company's assets, when they are expensed, the amount of recognized depreciation, and gain or loss upon disposition.

Deferred tax assets as of December 31, 2011 and 2010 consist of the following components:

	2011	2010
Deferred tax assset:
Net operating loss carry forwards	$3,074,335	$2,093,127
Buildings, improvements and equipment	0	0

Deferred tax liabilities
Buildings, improvements and equipment	(351,172)	(158,843)

Gross deferred tax asset	2,723,163	1,934,284
Deferred tax asset valuation allowance	(2,723,163)	(1,934,284)

Net deferred tax asset	$0	$0

12. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

GRANT HARTFORD CORPORATION (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

13. OTHER MATTERS

The Company engaged Source Capital Group, Inc. ("Source") to serve as its exclusive Placement Agent for a 120 day period beginning on December 6, 2010, and ending on June 4, 2011, pursuant to the written termination dated May 18, 2011. Source assisted the Company on a "best efforts" basis through the private placement offering, which began on February 16, 2011 and ended on May 17, 2011. The Company granted Source a 12 month right of first refusal to act as Placement Agent on future private placements in the event the February 16, 2011 private placement offering was successful. Source is entitled to receive (i) a cash fee equal to 7% or 12% of the gross proceeds received from a private placement offering to institutional investors and retail investors, respectively, and (ii) three year placement agent warrants equal to 7% of the number of shares sold in the private placement offering exercisable at $1.25 per share, in cash or by cashless exercise, which fees were reduced by 50% for shares sold directly by the Company. Source was also entitled to a non refundable, non accountable expense in the amount of $30,000 (which could be increased by $5,000 if outside counsel was required) and reimbursement of out of pocket expenses reasonably incurred in connection with the Placement Agent services rendered. The Company indemnified Source against certain liabilities that may be incurred in connection with the private placement offering, and, where such indemnification is not available, to contribute to the payments Source may be required to make in respect of such liabilities. The Company also agreed to pay the commissions described above if any of the Company's securities are sold to an investor introduced to the Company by or through Source within 24 months of the termination of this Offering. The Company also agreed to pay Source a closing fee of 3.00% of the amount paid or received in kind in any transaction between the Company and any merger, acquisition, or joint venture candidate introduced to the Company by Source. Source was also entitled to a break up fee of 1% of the total financing should Source be terminated during its period of engagement and another financing is consummated. During the contract term, a total of 316,400 shares of the Company's no par value common stock valued at $395,500, less issuance costs of $66,154 for net proceeds of $329,346, were sold and issued through the Company's efforts resulting in commissions to Source of $24,630, of which $21,080 is payable at December 31, 2011, and the issuance of 11,494 warrants valued at $11,524 to purchase the Company's no par value common stock with a cashless exercise option and an exercise price of $1.25 per share.

On June 24, 2011, one of the Company's vendors, CDM Constructors, Inc., the firm providing support services for mine and mill development, with which the Company has an overdue balance, filed a UCC Lien in the amount of $674,371 on certain assets. The assets named in the lien include all recovered valuable minerals, the proceeds, products, refined materials, dore', bullion, and accounts relating to valuable minerals currently stockpiled on a limited number of the Company's optioned patented and unpatented mineral claims. The Settlement Agreement dated June 6th, 2011 assigns 60% of the net mill receipts to the vendor related to shipments from the mining operations located on any of the described mineral claims, including the Lead King MS 4811 patented mining claim to pay the outstanding balance. The balance owed to the vendor at December 31, 2011 is $398,765.

14. SUBSEQUENT EVENTS

Pursuant to a PPM more fully described in Note 9, 39,000 shares of the Company's no par value common stock have been issued for $78,000 of cash since the year ended December 31, 2011.

Pursuant to outstanding warrants more fully described in Note 9, 7,000 warrants exercisable for shares of the Company's no par value common stock have been exercised for $10,500 of cash since the year ended December 31, 2011.

On February 14, 2012, one of the Company's vendors, American Buildings Company, with which the Company has an overdue balance, filed a Construction Lien in the amount of $48,622 on the Nancy Hanks Lode Mining Claim. The balance owed to the vendor at December 31, 2011 is $48,622.

GHC filed its Industry Guide 7 Report with the Mining Engineer of the Securities and Exchange Commission (SEC), on March 6, 2012. The SEC Mining Engineer had no objections to the disclosure of the information as set forth in the Industry Guide 7 Report. As a result, the Company will report as a Development Stage Company beginning with the first quarter of 2012. The Company has filed with the SEC, its Periodic Report on Form 8-K, regarding their disclosure of the Industry Guide 7 Report.