Form 10-Q
period 2012-03-31
GRANT HARTFORD CORP
filed 2012-05-18
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 17, 2012, the registrant had outstanding 34,465,041 shares of common stock, no par value per share.

GRANT HARTFORD CORPORATION
FORM 10-Q

For the quarterly period ended March 31, 2012

ii

ITEM 1.     Financial Statements

GRANT HARTFORD CORPORATION
(An Development Stage Company)

CONDENSED FINANCIAL STATEMENTS
March 31, 2012

Index to Financial Statements

Page #
Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	F-1
Condensed Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited), and Since Inception (March 15, 2007) to March 31, 2012 (Unaudited)	F-2
Condensed Statements of Stockholders' Equity (Deficit) From the Date of Inception (March 15, 2007) Through March 31, 2012 (Unaudited)	F-3 to F-4
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited), and Since Inception (March 15, 2007) to March 31, 2012 (Unaudited)	F-5
Notes to Condensed Financial Statements	F-6 to F-13

GRANT HARTFORD CORPORATION (Development Stage Company)
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2012 (Unaudited) AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets:
Cash	$452	$1,894
Accounts receivable	0	253,646
Prepaid expenses and deposits	171,480	102,837
Total Current Assets	171,932	358,377

Non-Current Assets:
Due from related party	211,580	211,580
Buildings, improvements and equipment, net of accumulated depreciation of $386,007 and $294,130, respectively	1,447,211	1,471,764
Mineral rights	8,285,417	8,237,917
Total Non-Current Assets	9,944,208	9,921,261

Total Assets	$10,116,140	$10,279,638

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$3,038,459	$2,903,754
Capital lease payable	60,966	60,966
Short-term notes, net of discount	2,064,217	1,938,300
Related party short-term notes	114,584	82,584
Option payment: mineral rights	44,254	5,854
Due to related parties	1,085,032	956,073
Total Current Liabilities	6,407,512	5,947,531

Total Liabilities	6,407,512	5,947,531

Stockholders' Equity (Deficit)
Preferred stock: $0.0001 par value per share, 50,000,000 shares authorized, zero issued and outstanding	0	0
Common stock: No par value, 100,000,000 shares authorized, 34,301,541 and 34,224,541 issued and outstanding, respectively	17,960,122	17,723,379
Subscriptions receivable	(48,000)	0
Accumulated deficit - exploration stage	(14,203,494)	(13,391,272)
Total Stockholders' Equity (Deficit)	3,708,628	4,332,107

Total Liabilities and Stockholders' Equity (Deficit)	$10,116,140	$10,279,638

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Since Inception March 15, 2007 to
	March 31,		March 31,

	2012	2011	2012
Revenue	$0	$0	$0

Expenses
Financial conference fees	0	0	31,250
Management fees	164,820	163,764	2,819,570
General and administrative	173,361	77,401	2,009,150
Professional fees	171,051	91,048	1,787,301
Geological and mining expenses	92,814	58,776	6,783,600
Interest expense	195,382	3,820	948,564
Surface access lease payments	14,794	14,794	293,169

Income (Loss) Before Other Income (Expense)	(812,222)	(409,603)	(14,672,604)

Other Income (Expense)
Mill receipts, net	0	0	469,110

Net Loss	$(812,222)	$(409,603)	$(14,203,494)

Loss Per Share
Basic and Diluted	$(0.024)	$(0.012)	$(0.568)

Weighted Average Number of Shares Outstanding:

Basic and Diluted	34,239,528	32,995,313	25,017,545

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
SINCE INCEPTION (MARCH 15, 2007) THROUGH March 31, 2012 (Unaudited)

	Common Stock Number of Shares Issued	Value	Accumulated Deficit-Development Stage	Stockholders' Equity (Deficit)

Balance: March 15, 2007	0	$0	$0	$0

Common stock issued for cash	1,062,900	426,450		426,450
Common stock issued for mineral rights	14,000,000	1,750,000		1,750,000
Common stock issued to founders	1,135,000	1,135		1,135
Common stock issued in exchange for services	16,000	8,000		8,000
Net loss	0	0	(247,857)	(247,857)

Balance: December 31, 2007	16,213,900	2,185,585	(247,857)	1,937,728

Common stock issued for cash	230,670	184,536		184,536
Common stock issued for mineral rights	5,000,000	625,000		625,000
Common stock issued in exchange for services	5,625	4,500		4,500
Net loss	0	0	(971,066)	(971,066)

Balance: December 31, 2008	21,450,195	2,999,621	(1,218,923)	1,780,698

Net loss	0	0	(3,381,118)	(3,381,118)

Balance: December 31, 2009	21,450,195	2,999,621	(4,600,041)	(1,600,420)

Common stock issued for cash	1,174,654	1,245,645		1,245,645
Common stock issued for mineral rights	5,000,000	5,000,000		5,000,000
Common stock issued to founders	75,000	71,250		71,250
Common stock converted from debt and interest	351,289	333,724		333,724
Common stock issued in payment of debt and interest	4,376,349	4,505,330		4,505,330
Common stock issued in exchange for services	877,100	1,005,850		1,005,850
Treasury stock purchased and retired	(357,100)	0		0
Net loss	0	0	(4,332,368)	(4,332,368)

Balance: December 31, 2010	32,947,487	15,161,420	(8,932,409)	6,229,011

Warrants issued for interest and services		123,597		123,597
Warrants issued for debt		453,036		453,036
Common stock issued for cash, net of issuance costs	636,750	970,046		970,046
Common stock converted from debt	155,000	310,000		310,000
Common stock converted from liabilities	169,264	211,580		211,580
Common stock issued in exchange for services	58,800	59,650		59,650
Common stock issued for equipment	257,240	434,050		434,050
Net loss	0	0	(4,458,863)	(4,458,863)

Balance: December 31, 2011	34,224,541	17,723,379	(13,391,272)	(4,332,107)

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
SINCE INCEPTION (MARCH 15, 2007) THROUGH March 31, 2012 (Unaudited)

	Common Stock Number of Shares Issued	Value	Subscriptions Receivable	Accumulated Deficit-Development Stage	Stockholders' Equity (Deficit)

Warrants issued for interest and services		89,743			89,743
Common stock issued for cash, net of issuance costs	63,000	126,000			126,000
Warrants exercised for common stock	14,000	21,000			21,000
Subscription recerivable	0		(48,000)		(48,000)
Net loss	0	0	0	(812,222)	(812,222)

Balance: March 31, 2012	34,301,541	$17,960,122	(48,000)	$(14,203,494)	$3,708,628

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,		Since Inception March 15, 2007 to March 31,

	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(812,222)	$(409,603)	$(14,203,494)
Adjustments to reconcile net loss to cash from operating activities:
Common stock and warrants issued in exchange for services	79,743	0	799,954
Common stock and warrants issued in payment of interest	10,000	0	152,327
Amortization of discount	125,917	0	416,903
Depeciation and amortization expense	91,876	9,227	386,006
(Increase) / decrease in accounts receivable	253,646	0	0
(Increase) / decrease in prepaid option payment	0	39,700	0
(Increase) / decrease in prepaid expenses and deposits	(68,643)	14,476	(146,215)
Increase / (decrease) in accounts payable and accrued expenses	134,705	175,071	3,757,893
Increase / (decrease) in due to related parties	128,959	20,969	1,080,284
Increase / (decrease) in option payment: mineral rights	38,400	0	44,254
Net cash flows from operating activities	(17,619)	(150,160)	(7,712,088)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of buildings and equipment	(67,323)	0	(795,692)
Investment in mineral rights	(47,500)	(47,500)	(910,417)
Net cash flows from investing activities	(114,823)	(47,500)	(1,706,109)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on short-term notes	0	0	(139,079)
Proceeds from short-term notes	32,000	24,000	6,421,101
Common stock issued, net of issuance costs	99,000	183,750	2,925,677
Convertible notes payable	0	0	271,500
Payments on capital lease	0	(7,907)	(60,550)
Net cash flows from financing activities	131,000	199,843	9,418,649

Change in cash during the period	(1,442)	2,183	452
Cash, beginning of period	1,894	1,294	0
Cash, end of period	$452	$3,477	$452

SUPPLEMENTAL DISCLOSURES
Interest paid	$0	$77	$16,904
Income taxes paid	$0	$0	$200

NON-CASH INVESTING AND FINANCING
Liabilities assumed from related party	$0	$0	$211,580
Common stock issued for mineral rights	$0	$0	$7,375,000
Common stock issued for equipment	$0	$0	$434,050
Common stock and warrants issued for debt and services	$0	$0	$5,207,974
Common stock and warrants issued for interest	$0	$0	$310,115
Debt and liabilities in exchange for equipment	$0	$0	$507,225
Capital leases	$0	$0	$121,516

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of March 31, 2012 and December 31, 2011, and the results of its operations and cash flows for the three months then ended and for the period since inception (March 15, 2007) through March 31, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10 K which was filed with the SEC for the year ended December 31, 2011.

The results of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year's operation.

These condensed financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future.

The following table identifies the factors that create uncertainty about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainty.

March 31, 2012
Working Capital	$(6,235,580)
Acummulated Deficit	$(14,203,494)

2.     SIGNIFICANT ACCOUNTING POLICIES

Mineral Property Exploration:The Company expenses the costs incurred to conduct exploration, assay work, drill and equip exploratory sites within the claims groups that are not determined to have proven reserves. A reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven (Measured) Reserves are those for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. Probable (Indicated) Reserves are those for which quantity and grade and/or quality are computed from information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. Geological and geophysical costs and costs of carrying and retaining unproven sites are expensed.

The Company filed its Industry Guide 7 Report with the Mining Engineer of the SEC, on March 6, 2012. The SEC Mining Engineer had no objections to the disclosure of the information as set forth in the Industry Guide 7 Report. As a result, the Company will report as a Development Stage Company beginning with the first quarter of 2012. The Company has filed with the SEC, on Form 8 K, its disclosure of the Industry Guide 7 Report. No amounts have been capitalized related to mineral property exploration as of March 31, 2012 and December 31, 2011.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated mineral property costs are amortized using the units of production ("UOP") method based on estimated recoverable ounces or pounds in proven and probable reserves.

Long lived Assets: The Company periodically assesses the carrying value of long lived assets in accordance with FASB ASC 360 10. The Company evaluates the recoverability of long lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Mining assets, including mineral rights and mine development, are also periodically assessed for impairment in accordance with FASB ASC 360 10 and FASB ASC 930 360 35. There was no loss on impairment for the periods ended March 31, 2012 and December 31, 2011.

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value
Garnet, Montana
stock issued 06/15/2007	$2,375,000	$0	$2,375,000
Garnet, Montana
option payment for 2007	102,917	0	102,917
Garnet, Montana
option payment for 2008	190,000	0	190,000
Garnet, Montana
option payment for 2009	190,000	0	190,000
Garnet, Montana
option payment for 2010	190,000	0	190,000
stock issued 06/24/2010	5,000,000	0	5,000,000
Garnet, Montana
option payment for 2011	190,000	0	190,000
Garnet, Montana
option payment for 2012	47,500	0	47,500
Total			$8,285,417

The Company makes annual payments of $190,000 pursuant to its Option Agreement with Commonwealth, a related party. Additions for the period ended March 31, 2012 represent the quarterly allocation of the option payment. The Company owes $44,254 and $5,854 in option payments as of March 31, 2012 and December 31, 2011, respectively.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

4. RELATED PARTY SHORT-TERM NOTES

The Company has three short term notes from the Company's CEO and his family. No payments have been made on these short term notes for the three months ended March 31, 2012, leaving a balance of $74,084, which was due on January 18, 2012 at the annual rate of 12.50%. On January 18, 2012, the rate increased to 15% on $24,000 of the balance owed at March 31, 2012. On March 5, 2012, the Company obtained an additional note in the amount of $32,000 from the CEO's family. No payments have been made on this short term note for the three months ended March 31, 2012, leaving a balance of $32,000. As of March 31, 2012 and December 31, 2011, accrued interest payable on these short term notes was $16,358 and $10,738, respectively.

The Company has one short term note from Robert Sanders, a member of its Board of Directors, and the Chairman of the Audit, Corporate Governance and Compensation Committee of the Board of Directors, with an original principal balance of $8,500, which was due in full on or before April 28, 2011. No payments have been made on this short term note for the three months ended March 31, 2012, leaving a balance of $8,500, accruing interest at a rate of 20% per annum. As of March 31, 2012 and December 31, 2011, accrued interest was $1,644 and $1,225, respectively. On April 28, 2011, pursuant to the terms of the note, the Company issued 10,000 Penalty Warrants valued at $10,658 to purchase the Company's no par value common stock with an exercise price of $1.25 per share. The Penalty Warrants include a cashless exercise option.

5. SHORT-TERM NOTES

On July 22, 2011, the Company signed the Production Loan and Consolidated Payment Agreement, which included a short term note for an amount up to $1,250,000 which has been fully disbursed to the Company as of March 31, 2012. No payments have been made on this short term note for the three months ended March 31, 2012, leaving a balance of $1,250,000, which is due in full no later than November 30, 2012, at the annual rate of 10% with a cash bonus of $125,000 due at maturity. Furthermore, the Company assumed liabilities of Garnet Range Resources, LLC owed to the lender in the amount of $211,580 (see Note 8 for more information), which was paid to the lender through the issuance of 169,264 shares of the Company's no par value common stock. In consideration of the making of the loan and in recognition of the significant risk to the lender in doing so, the Company issued 248,496 warrants valued at $189,036 to purchase the Company's no par value common stock with an exercise price of $1.25 per share. The warrants include a cashless exercise option.

On July 22, 2011, the Company signed the Agreement to Purchase and Sell Equipment, which included equipment valued at $703,450 in exchange for debt of $500,350, 107,240 shares of the Company's no par value common stock valued at $134,050, and credit for equipment rental previously paid in the amount of $69,050. No payments have been made on this short term note for the three months ended March 31, 2012, leaving a balance of $500,350, which is due in full no later than November 30, 2012, at the annual rate of 6.5% and shall be paid from 18.75% of the net mill receipts from the anticipated underground mining operations at the Nancy Hanks mine site.

On September 13, 2011, the Company began offering a series of Production Loan Agreements, offered pursuant to an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended ("Production Loan Agreement"). The Company began offering the Production Loan Agreement on a best efforts basis through its Officers, Directors, and Key Employees, for an aggregate offering of $1,000,000. The Production Loan Agreements are for a term of six months and pay interest equal to 20% per annum, which shall be paid from 10% of the net mill receipts related to shipments from the mining operations at the Lead King mine site located on the Company's Garnet Mining Property, starting November 1, 2011. Furthermore, in consideration of the entering into each Production Loan Agreement and in recognition of the significant risk to the lender in doing so, the Company issued 2,000 warrants to purchase 2,000 shares of the Company's no par value common stock with an exercise price of $0.00 per share ("Production Warrants") for each $10,000 loaned to the Company.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011

5. SHORT-TERM NOTES (Continued)

As of March 31, 2012, the Company issued nine (9) Production Loan Agreements to accredited investors, in an aggregate sum raised of $660,000, which are due in full between March and June 2012. Additionally, as of March 31, 2012, the Company issued an aggregate of 132,000 Production Warrants valued at $264,000. Of the total Production Loan Agreements issued, four (4) of the loans totaling $310,000 converted to 155,000 shares of the Company's no par value common stock. In recognition of the foregone interest each lender was issued 5,000 warrants to purchase the Company's no par value common stock with an exercise price of $0.00 per share for each $100,000 loaned to the Company for a total of 13,000 warrants valued at $26,000. One Production Loan Agreement for $50,000 was converted on the same day it was signed and no interest was accrued. After conversion, the remaining balance of the Production Loans at March 31, 2012 and December 31, 2011 was $350,000.

In the event the Company is unable to repay the full amount of principal and interest within six months of the date of the Production Loan Agreement, the Company will issue 500 warrants to purchase the Company's no par value common stock with an exercise price of $0.00 per share ("Default Warrants") per $10,000 of unpaid principal per month until the earlier of the date of repayment or six months after the due date. As of March 22, 2012, the Company defaulted on one (1) production loan and issued 5,000 Default Warrants valued at $10,000.

The above short term notes include a discount in the form of cash and warrants that have been charged by the lenders in consideration for making the various loans. The discount will be amortized to interest expense over the term of the related note, which is between six (6) and sixteen (16) months. For the period ended March 31, 2012, the gross discount was $494,036 of which $416,903 has been amortized and charged to interest expense leaving a net unamortized discount of $77,133.

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

The Company is currently in arrears on its monthly lease payments. As of March 31, 2012, the lease is behind twenty three (23) months. As a result, the current portion of the capital lease payable includes amounts owing from prior periods.

Minimum future lease payments under the capital leases as of March 31, 2012 are:

Amount in arrears	$60,966

Total future net lease payments	$60,966

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

7. EQUITY

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

On July 27, 2011, pursuant to a PPM, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering to accredited investors, through its Officers and Directors, on a best efforts basis, an aggregate of 1,000,000 shares of the Company's no par value common stock at a purchase price of $2.00 per common share ("Shares"). Through December 31, 2011, 320,350 shares of the Company's no par value common stock have been issued for $640,700 in cash. Through March 31, 2012, 63,000 shares of the Company's no par value common stock have been issued for $126,000 in cash.

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

The Company has 5,997,553 and 5,956,553 warrants issued and outstanding with exercise prices between $0.00 and $2.50 as of March 31, 2012 and December 31, 2011, respectively, which were excluded from diluted earnings per share as their effect would be anti dilutive.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

7. EQUITY (Continued)

Warrants

Management has valued the warrants at their date of grant utilizing the Black Scholes Option Pricing Model. Since there is no public market for the Company shares, the fair value of the underlying shares was determined based on recent transactions by the Company to sell shares to third parties. Further, the excepted volatility was calculated using the average of historical volatility of two similar public entities in the gold mining industry in accordance with Question 6 of SAB Topic 14.D.1. In making this determination and finding other similar companies, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities. Based on the exploration stage of the Company, similar companies with enough historical data are rare; however, the Company was able to find two entities that met the industry criterion and as a result have based its expected volatility off an average of these companies' historical stock prices for a period similar to the expected term of the option. The risk free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the warrants depending on the date of the grant and expected life of the warrants. The expected life of warrants used was based on the contractual life of the option granted. The Company determined the expected dividend rate based on the assumption and expectation that earnings generated from operations are not expected to be adequate to allow for the payment of dividends in the near future.

The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

Year ended March 31, 2012

Expected dividend yield	0.00%
Expected stock price volatility	117.40%
Risk-free interest rate	0.33%
Expected life of operations	2 years

During the three months ended March 31, 2012, the Company granted stock warrants to its lenders and vendors to purchase an aggregate of 30,000 shares of the Company's common stock at an exercise price of $0.00 per share and 25,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants have expiration dates beginning in 2013 through 2014, and have contractual lives ranging from 1 to 2 years. The total value of warrants granted during the three months ended March 31, 2012 was $89,743 of which $79,743 was recorded as professional fees and $10,000 was recorded as interest expense.

A summary of outstanding warrants at March 31, 2012 is presented below.

Period ended March 31, 2012

Warrants outstanding, beginning of year	5,956,553
Exercised	(14,000)
Granted	55,000
Warrants outstanding, end of period	5,997,553

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

7. EQUITY (Continued)

Warrants (Continued)

Granted stock warrants:

Granted stock warrants:	# of shares outstanding and exercisable	Price	Expiration
January 22, 2010-May 24, 2010	4,751,113	$1.50	26 months-July 31, 2012
December 31, 2010	714,200	$1.00	60 months-December 31, 2015
April 28, 2011	10,000	$1.25	56 months-December 31, 2015
June 30, 2011	11,494	$1.25	36 months-June 30, 2014
July 22, 2011	248,496	$1.25	24 months-July 22, 2013
September 1, 2011	16,250	$2.00	11 months-July 31, 2012
September 13, 2011	20,000	$0.00	24 months-September 13, 2013
September 20, 2011	60,000	$2.50	18 months-March 20, 2013
September 22, 2011	20,000	$0.00	24 months-September 22, 2013
October 10, 2011	20,000	$0.00	24 months-October 10, 2013
October 17, 2011	30,000	$0.00	24 months-October 17, 2013
November 7, 2011	20,000	$0.00	24 months-November 7, 2013
November 11, 2011	13,000	$0.00	24 months-November 11, 2013
November 30, 2011	12,000	$0.00	24 months-November 30, 2013
December 14, 2011	10,000	$0.00	24 months-December 14, 2013
January 10, 2012	5,000	$0.00	12 months-January 10, 2013
January 11, 2012	10,000	$0.00	12 months-January 11, 2013
February 9, 2012	10,000	$0.00	24 months-February 9, 2014
March 12, 2012	25,000	$2.00	24 months-March 12, 2014
March 22, 2012	5,000	$0.00	24 months-March 22, 2014
	5,997,553	$0.00-2.50

On July 21, 2011, pusurant to a vote of the Borad of Directors, the Company extended the expiration date on warrants issued between January 22, 2010 and May 24, 2010 to July 31, 2012.

8. RELATED PARTY TRANSACTIONS

At March 31, 2012, a total of $911,736 (December 2011 - $804,818) is payable to directors and management for services. These outstanding amounts payable are unsecured and non interest bearing with no fixed terms of repayment.

The Company pays for services from Garnet Range Resources, LLC, a related party. These services consist of road maintenance, equipment rental, earth moving services, labor, and other services as needed. For the three months ended March 31, 2012, the Company had been billed $2,527 for services (December 2011 - $0). As of March 31, 2012, the Company had also prepaid for services of $48,321 (December 2011 - $45,795). During the year ended December 31, 2011, the Company assumed liabilities of Garnet Range Resources, LLC in the amount of $211,580, which is classified as due from related party on the balance sheet (see Note 5 for more information on the transaction). The Company's President and CEO is a 50% owner of Garnet Range Resources, LLC.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012

8. RELATED PARTY TRANSACTIONS (Continued)

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

The Company pays for accounting and payroll services from Junkermier, Clark, Campanella, Stevens, PC, a related party. At March 31, 2012, a total of $171,048 (December 2011 - 151,255) is payable for accounting services. For the three months ended March 31, 2012, the Company had been billed $31,794 for services (December 2011 - $114,208). The Company's Corporate Secretary, Treasurer, and Board Member is a shareholder of Junkermier, Clark, Campanella, Stevens, PC.

The Company pays for consulting services from Dr. James Sears, a related party. At March 31, 2012, a total of $1,250 (December 2011 - $0) is payable for consulting and director services. For the three months ended March 31, 2012, the Company had been billed $2,500 for services (December 2011 - $8,500). Dr. Sears is on the Company's Board of Directors and is a member of the Audit, Corporate Governance and Compensation Committees.

9. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

10. OTHER MATTERS

On June 24, 2011, one of the Company's vendors, CDM Constructors, Inc., the firm providing support services for mine and mill development, with which the Company has an overdue balance, filed a UCC Lien in the amount of $674,371 on certain assets. The assets named in the lien include all recovered valuable minerals, the proceeds, products, refined materials, dore', bullion, and accounts relating to valuable minerals currently stockpiled on a limited number of the Company's optioned patented and unpatented mineral claims. The Settlement Agreement dated June 6, 2011 assigns 60% of the net mill receipts to the vendor related to shipments from the mining operations located on any of the described mineral claims, including the Lead King MS 4811 patented mining claim to pay the outstanding balance. The balance owed to the vendor at March 31, 2012 is $342,706 and is recorded in accounts payable.

On February 14, 2012, one of the Company's vendors, American Buildings Company, with which the Company has an overdue balance, filed a Construction Lien in the amount of $48,622 on the Nancy Hanks Lode Mining Claim. The balance owed to the vendor at March 31, 2012 is $48,622.

11. SUBSEQUENT EVENTS

Pursuant to a PPM more fully described in Note 7, 63,500 shares of the Company's no par value common stock have been issued for $127,000 of cash since the period ended March 31, 2012.

Pursuant to the Production Loan Agreements more fully described in Note 5, the Company issued 17,500 Default Warrants for a value of $35,000 since the period ended March 31, 2012.

On May 3, 2012, the Company settled $200,000 of accounts payable with 100,000 shares of the Company's no par value common stock.

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

Executive Summary

Our Company is a mineral exploration, development and production company; that is currently in the development stage of historically designated mineralized material on the Garnet Mineral Property, located in Missoula, Montana. We have acquired an exclusive option to purchase the mineral rights to 23 patented mineral claims and 122 unpatented mineral claims located within the Garnet Mining District of Granite County, Montana from Commonwealth Commonwealth Resources, LLC. We purchased an additional 90 unpatented mining claims and 8 lease hold interests on BLM owned patented mining claims from Commonwealth pursuant to a Share Purchase Agreement dated May 24, 2010. Commonwealth, is owned by Aaron Charlton, Rodney K. Haynes, Kim L. Charlton and Eric Sauve. Mr. Eric Sauve is our president, CEO, CFO, and Director. Mr. Aaron Charlton is our Senior Consultant and NEO. Messrs. Charlton and Sauve are two of the Company's full time employees. Aaron Charlton and Eric Sauve are related parties to our Company, Grant Hartford Corporation.

We intend to exercise the option and purchase the 23 patented and 122 unpatented mineral claims subject to completion of a full feasibility study and our ability to adequately capitalize the Company and begin profitable produciton of gold. We are currently in the process of developing our first mine, the Nancy Hanks, and exploring several of the patented mineral claims and prospecting leases and continuing the exploration, evaluation and mapping of the remaining patented and unpatented claims.

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

Off Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

(a)   Plan of Operation.

Our independent auditor has noted that there is substantial doubt about our ability to continue as a going concern at December 31, 2011. In light of our lack of revenues, and operating capital, our ability to continue as a going concern is dependent upon future events, such as the successful exploration and the future development and production of the Garnet Mineral Property, our ability to engage the services of highly qualified consultants who have expertise in the industry and our ability to secure additional sources of financing. See Risk Factor No. 3 in our Annual Report on Form 10-K, "Auditor has raised substantial doubt about our ability to continue as a going concern."

The Lead King dumps project has an estimated 8,000 tons of remaining ore dumps to be processed during 2012. The Company has contracted with Barkel Trucking to screen and haul the remaining ore to the Golden Sunlight Toll Mill. Work is anticipated to commence in late June 2012. Upon completion of the project, the Company intends to finalize surface preparation for the intention of opening the Willie Mine.

Exploration plans for 2012 will utilize both surface and underground exploration methods. Four known mineralized zones have been selected based on historic and contemporary data. These 4 target zones could potentially contain over 690,000 tons of mineralized material and over 172,500 ounces Au using a conservative average grade of .250 OPT Au. Cost for this program is approximately $3 million. Two in-house core drill rigs and one contractor R/C drill rig are required for this program. The Company anticipates beginning this exploration program in July 2012 subject to receipt of financing.

Subject to the receipt of financing, the Company plans to begin a 30-day period for completion of surface infrastructure and assembly of underground mining equipment and mining teams in order to continue excavation of the remaining development drifts in the Nancy Hanks Mine. This will include approximately 4,090 feet of 12'x12'drifts, muck bays, sumps, and approximately 1,450 feet of ore access drifts along the strike of the vein. We anticipate beginning the surface component of our plan in June 2012.

EXPENSES	Three Months Ended March 31, 2012 (Unaudited)	Six Months Ended June 30, 2012 (Estimated)
Management fees	$164,820	$330,000
General and administrative	$173,361	$350,000
Professional fees	$171,051	$400,000
Geological and mining expenses	$92,814	$350,000
Interest expense	$195,382	$390,000
Surface access lease payments	$14,794	$30,000
Total	$812,222	$1,850,000

Our Company anticipates incurring expenses of $1,850,000 for the six month period ending June 30, 2012 reflecting the following activities on the Garnet Mineral Property: 1) the 2012 Exploration Season beginning in the second quarter; 2) road repair and maintenance, 3) resumption of infrastructure construction and 4) continued preparations to continue underground mining development at the Nancy Hanks mine site, which concluded in the fourth quarter of 2011. The monthly average expenditure for both capital and expense items during the first six months of 2012 is estimated to be approximately $308,000. The Lead King dumps project has an estimated 8,000 tons of remaining ore dumps to be processed during 2012. The Company has contracted with Barkel Trucking of Granite County, MT to screen and haul the remaining ore to the Golden Sunlight Toll Mill. We anticipate commencing this work in late June 2012.

(b)   Management Discussion and Analysis of Financial Condition.

Liabilities	At March 31, 2012	At December 31, 2011
Accounts payable and accrued expenses	$3,038,459	$2,938,300
Short-term notes, net of discounts	$2,064,217	$1,938,300
Due to related parties	$1,085,032	$956,073
Capital lease payable	$60,966	$60,966
Related party short-term notes	$114,584	$82,584
Option payment: mineral rights	$44,254	$5,854
Total Liabilities	$6,407,512	$5,947,531

As at March 31, 2012, we had total liabilities of $6,407,512 as compared to total liabilities of $5,947,531 at December 31, 2011, representing an overall increase of $459,981 or approximately 7.7%. This increase was due primarily to an increase in Option Payment: Mineral Rights of $38,400 or approximately 656%, as related to the fact the GHC made fewer payments on behalf of Commonwealth for option payments this quarter, and an increase in related party short-term notes of $32,000 or approximately 39% due to a new note from Leo Sauve, a family member of

Eric Sauve, our CEO, to make up for a cash-flow short fall. The total liabilities increase was also due to an increase in accounts payable and accrued expenses of $134,705 or approximately 4.6%, related to keeping general operations running until cash from operations is adequate to meet current obligations. Amounts due to related parties also increased by $128,959 or approximately 13.5%, due to the continued work load required of our management in order to carry out our plan of operations while we did not have adequate capacity to pay for these services.

Stockholders' Equity (Deficit)	At March 31, 2012	At December 31, 2011
Accumulated deficit - exploration stage	$(14,203,494)	$(13,391,272)
Total Stockholders' Equity (Deficit)	$3,708,628	$4,332,107

As compared to the period ended December 31, 2011, the Company's accumulated deficit increased by $812,222, or approximately 6.1%, during the three month period ended March 2012, which accounts for the net losses for the period, which are further described in the operating loss section set forth above. As compared to the fiscal year ended December 31, 2011, the Company's total stockholders' equity decreased by $623,479, or approximately 14%, during the three month period ended March 31, 2012. During the first quarter ending March 31, 2012, this decrease was primarily due to losses flowing through to retained earnings. The Company did see an increase in equity with more stock sales, but the large loss in the previous year and current quarter negated the effect of the increase of stock sales.

Income Taxes

For the period from inception March 15, 2007 through March 31, 2012, we paid $200 in income taxes. This is recorded under the General and Administrative Expenses category.

Results of Operations - Three months period ended March 31, 2012.

Revenues

As of the three months period ended March 31, 2012 and pursuant to the Company's primary business operations, we did not generate any revenues as compared to generating no revenues for the three months period ended March 31, 2011.

Operating Loss

EXPENSES	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Management fees	$164,820	$163,764
General and administrative	$173,361	$77,401
Professional fees	$171,051	$91,048
Geological and mining expenses	$92,814	$58,776
Interest expense	$195,382	$3,820
Surface access lease payments	$14,794	$14,794
Total	$(812,222)	$(409,603)

As of the three months period ended March 31, 2012, we incurred a net loss of ($812,222), as compared to a net loss of ($409,603) for the three months period ended March 31, 2011, an increase of $402,619 representing an approximate 98% increase in net losses. This net increase in operating losses was due to significant changes in the Company between the first quarter ended March 31, 2011 and the quarter ended March 31, 2012. Management fees increased by $1,056 or approximately 1%. General and administrative costs increased by $95,960 or approximately 124%, which was primarily due to the depreciation of heavy equipment purchased for the purposes of beginning preparations for underground mining on the Garnet Mineral Property, along with the shipment of mineralized material from the Lead King mine site. Professional fees increased by $80,003 or approximately 88%, which is attributable to the increased use of consultants for a mining supervisor and other consultants relating to the creation of the portal at the Nancy Hanks Mine. Geological and mining expenses increased by $34,038 or approximately 58%, which was primarily related to the increase in finance charges for past due invoices for prior mining costs. Interest expenses increased by $191,562 or approximately 5,015%, primarily because the Company's total debt has increased from the first quarter of 2011. Surface access lease payments represented no change.

For the fiscal year ending December 31, 2012, management plans to satisfy our cash requirements and working capital needs through completing private placements of debt or equity offerings; other income from the shipment of mineralized material from the Lead King site to the Golden Sunlight Mill; the identification and entering into arrangements with strategic partners; and as necessary, loans and debt instruments through third party financial institutions secured by the Company's assets, in order to proceed with the necessary exploration and development of the Garnet Mineral Property.

Liquidity and Financial Resources

We had working capital of ($6,235,580) at March 31, 2012, compared to working capital of ($5,589,154) at December 31, 2011. For the three month period ended March 31, 2012, net cash used in operating activities was ($17,619), as compared to the three month period ended March 31, 2011 of ($150,160). Net cash flows from operating activities fluctuates between periods primarily as a result of differences in net losses, the timing of the collection of accounts receivable, the timing and payment of accounts payable and due to related parties, and payments for and consumption of prepaid expenses. For the three months period ended March 31, 2012, net cash used in investing activities was ($114,823), as compared to ($47,500) of net cash used in investing activities in the three month period ended March 31, 2011. Net cash flows from investing activities increased in the first quarter of 2012 primarily due to construction on the mine site that is still in progress. For the three month period ended March 31, 2012, financing activities provided $131,000 as a result of the Company obtaining a note from the CEO's family and through the sale of our common stock pursuant to an exempt private offering pursuant to the Securities Act of 1933, as amended dated January 24, 2012, and an exempt private offering pursuant to the Securities Act of 1933, as amended to six (6) accredited investors dated February 22, 2012 through March 26, 2012, which are further described under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds section of this Form 10-Q, as compared to the three month period ended March 31, 2011, financing activities provided $199,843 as a result of the Company entering into a limited number of short term debt instruments and through the sale of our common stock pursuant to the Exempt Offerings dated February 16, 2011 as more fully described in our Form 10-K for the fiscal year ending December 31, 2011. Net cash for the three month period ended March 31, 2012 decreased by $1,442 as compared to an increase of $2,183 for the three month period ended March 31, 2011. At the three month period ended March 31, 2012, we had cash of $452.

From the date of the incorporation of March 15, 2007 through March 31, 2012, we have paid services valued at $1,149,250 through the issuance of 1,032,525 common shares, have raised an aggregate of $2,952,677 in cash through the issuance of 3,167,974 common shares, and paid debt of $5,360,634, which included interest resulting from the Company's short-term notes, through the issuance of the Company's no par value common stock.

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

Management's Report on Internal Control over Financial Reporting

Our management, in combination with our Board of Directors' Audit and Corporate Governance Committees, are responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. During the first quarter ending March 31, 2011, we formed and authorized the Audit, Corporate Governance and Compensation Committees of our Board of Directors for the purposes of assisting management with the Company's internal controls over financial reporting. These committees have not yet begun to implement their respective operations, therefore the changes that occurred during the quarter ending March 31, 2011 have not materially affected the period covered by this report, and are reasonably not likely to materially affect the Company's internal controls over financial reporting. These committees have not yet begun to implement their respective operations, therefore the changes that occurred during the quarter ending March 31, 2012 have not materially affected the period covered by this report, and are reasonably not likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.

We are currently not a party to any pending litigation, government investigation, or any other legal proceedings; however, a shareholder and affiliate of the Company and a Member of Commonwealth, a related entity, has disputed the application of expenditures by our management. In the event that this internal dispute should rise to the level of litigation; wherein the Company and members of our management could be named as parties, we would defend any lawsuit vigorously. The defense of any litigation could impose upon the Company undefined costs.

On February 14, 2012, American Buildings Company, 1150 State Docks Road, Eufaula, AL 36027 claims a construction lien pursuant to Title 71, Chapter 3, of the Montana Code Annotated. However, as of the date of this Form 10-Q, American Buildings Company has not filed any legal proceedings in respect to the construction lien.

On April 6, 2012, a Complaint was filed in the Montana First Judicial District Court, Lewis and Clark County Montana, against our Company and one of our Officers and Directors for an alleged Breach of Contract in the sum of $454,660.00 plus interest. It has been deemed that the lawsuit was filed in the wrong jurisdiction and the case is being withdrawn without prejudice. The lawsuit may be re-filed in the appropriate county of Granite County where the real property is located. However, the parties are in the process of resolving their issues.

The Company has recorded $454,660 in accounts payable related to the unpaid invoices in dispute for this matter. There has been no further accrual for penalties or interest as of March 31, 2012. Based on management's knowledge at the time of this Form 10-Q filing, management believes that the final resolution of such matters pending at the time of this Form 10-Q will not have a material effect upon our Company's financial position, results of operations or cash flow.

ITEM 1A.     Risk Factors.

During the quarter ended March 31, 2012, there were no material changes from the risk factors set forth under Part I, Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2012, the Company, as pursuant the exercise of 14,000 previously issued warrants, issued 14,000 shares of its no par value Common Stock at a price of $1.50 per share for a total amount of $21,000, to one (1) accredited investor in an exempt private offering pursuant to the Securities Act of 1933, as amended.

The Company from February 22, 2012 through March 26, 2012, issued 39,000 shares of its no par value Common Stock at an offering price of $2.00 per share for an aggregate amount of $78,000, to six (6) accredited investors in an exempt private offering pursuant to the Securities Act of 1933, as amended.

On March 26, 2012, the Company issued 24,000 shares of its no par value Common Stock at an offering price of $2.00 per share for an aggregate amount of $48,000, to two (2) accredited investors in an exempt private offering pursuant to the Securities Act of 1933, as amended. The cash related to the purchase has not yet been received and is recorded as subscriptions receivable at March 31, 2012.

Subsequent Issuances

On April 10, 2012, the Company issued 63,500 shares of its no par value Common Stock at an offering price of $2.00 per share for an aggregate amount of $127,000, to four (4) accredited investors in an exempt private offering pursuant to the Securities Act of 1933, as amended.

On April 15, 2012, the Company, as per a Consulting Agreement, issued 3,500 shares of its no par value Common Stock to one (1) consultant for services rendered. The stock was valued at $2.00 per share for a total amount of $7,000. The shares were issued in an exempt private offering pursuant to the Securities Act of 1933, as amended.

On May 3, 2012, the Company settled $200,000 of accounts payable with Smith Contracting through the issuance of 100,000 shares of the Company's no par value Common Stock, valued at $2.00 per share, for services rendered.

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

Use of Proceeds From Registered Securities

The Company's Registration Statement filed on Form S-1 was deemed effective by the United States Securities and Exchanges Commission on January 5, 2010. The file number for this Form S-1 is 333-155507. The Company's offering in connection with this Registration Statement has not yet commenced due to the fact that the Company is currently compiling the necessary information to complete the Form 211 filing with FINRA and the subsequent filing with DTC in order to begin electronic trading.

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.     Mine Safety Disclosures.

At the end of the first quarter ended March 31, 2012, we had only one minor infraction, which occurred in the fourth quarter of 2011. The citation was for not filing the quarterly report (MSHA Form 7000-2) for the fourth quarter in a timely manner. However, the citation has not, as yet, been received by the Company.

ITEM 5.     Other Information.

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

ITEM 6.     Exhibits.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, Chief Financial Officer and Director as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer/Chief Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GRANT HARTFORD CORPORATION
Registrant

Date:   May 18, 2012

By:   /s/Eric Sauve
        Eric Sauve
        President, Chief Executive Officer, Chief Financial Officer and Director

Date:   May 18, 2012

By:   /s/David Gilmer
        David Gilmer
        Principal Financial Officer