Form 10-Q
period 2012-06-30
GRANT HARTFORD CORP
filed 2012-08-14
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of July 30, 2012, the registrant had outstanding 34,667,054 shares of its no par value common stock issued and outstanding.

GRANT HARTFORD CORPORATION
FORM 10-Q

For the quarterly period ended June 30, 2012

ii

ITEM 1.     Financial Statements

GRANT HARTFORD CORPORATION
(An Development Stage Company)

CONDENSED FINANCIAL STATEMENTS
June 30, 2012

Index to Financial Statements

Page #
Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	F-1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited), and Since Inception (March 15, 2007) to June 30, 2012 (Unaudited)	F-2
Condensed Statements of Stockholders' Equity (Deficit) From the Date of Inception (March 15, 2007) Through June 30, 2012 (Unaudited)	F-3 to F-4
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited), and Since Inception (March 15, 2007) to June 30, 2012 (Unaudited)	F-5
Notes to Condensed Financial Statements	F-6 to F-14

GRANT HARTFORD CORPORATION (Development Stage Company)
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2012 (Unaudited) AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets:
Cash	$46,447	$1,894
Accounts receivable	0	253,646
Prepaid expenses and deposits	107,391	102,837
Total Current Assets	153,838	358,377

Non-Current Assets:
Due from related party	211,580	211,580
Buildings, improvements and equipment, net of accumulated depreciation of $486,976 and $294,130, respectively	1,623,092	1,471,764
Mineral rights	8,332,917	8,237,917
Total Non-Current Assets	10,167,589	9,921,261

Total Assets	$10,321,427	$10,279,638

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$2,421,931	$2,903,754
Capital lease payable	60,966	60,966
Short-term notes, net of discount	2,128,823	1,938,300
Related party short-term notes	385,229	82,584
Option payment: mineral rights	83,844	5,854
Due to related parties	1,173,699	956,073
Total Current Liabilities	6,254,492	5,947,531

Long-Term Liabilities
Long-term notes	529,666	0
Total Long-Term Liabilities	529,666	0

Total Liabilities	6,784,158	5,947,531

Stockholders' Equity (Deficit)
Preferred stock: $0.0001 par value per share, 50,000,000 shares authorized, zero issued and outstanding	0	0
Common stock: No par value, 100,000,000 shares authorized, 34,599,054 and 34,224,541 issued and outstanding, respectively	24,658,470	17,723,379
Subscriptions receivable	(20,000)	0
Accumulated deficit - exploration stage	(21,101,201)	(13,391,272)
Total Stockholders' Equity (Deficit)	3,537,269	4,332,107

Total Liabilities and Stockholders' Equity (Deficit)	$10,321,427	$10,279,638

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

					Since
					Inception
					March 15,
	Three Months Ended June 30,		Six Months Ended June 30,		2007 to June 30,
	2012	2011	2012	2011	2012

Revenue	$0	$0	$0	$0	$0

Expenses
Financial conference fees	0	0	0	0	31,250
Management fees	177,224	164,982	342,044	328,746	2,996,794
General and administrative	171,308	111,309	344,669	188,710	2,180,458
Professional fees	197,396	67,366	368,447	158,414	1,984,697
Geological and mining expenses	66,332	269,374	159,146	328,150	6,849,932
Interest expense	264,222	3,232	459,604	7,052	1,212,786
Surface access lease payments	15,010	14,959	29,804	29,753	308,179
Warrant exercise inducement expense	6,006,215	0	6,006,215	0	6,006,215

Income (Loss) Before Other Income (Expense)	(6,897,707)	(631,222)	(7,709,929)	(1,040,825)	(21,570,311)

Other Income (Expense)
Mill receipts, net	0	0	0	0	469,110

Net Loss	$(6,897,707)	$(631,222)	$(7,709,929)	$(1,040,825)	$(21,101,201)

Loss Per Share
Basic and Diluted	$(0.200)	$(0.019)	$(0.224)	$(0.031)	$(0.829)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	34,502,990	33,199,834	34,376,756	33,098,139	25,465,272

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
SINCE INCEPTION (MARCH 15, 2007) THROUGH JUNE 30, 2012 (Unaudited)

	Common Stock Number of Shares Issued	Value	Subscriptions Receivable	Accumulated Deficit-Development Stage	Stockholders' Equity (Deficit)

Balance: March 15, 2007	0	$0	$0	$0	$0

Common stock issued for cash	1,062,900	426,450			426,450
Common stock issued for mineral rights	14,000,000	1,750,000			1,750,000
Common stock issued to founders	1,135,000	1,135			1,135
Common stock issued in exchange for services	16,000	8,000			8,000
Net loss				(247,857)	(247,857)

Balance: December 31, 2007	16,213,900	2,185,585	0	(247,857)	1,937,728

Common stock issued for cash	230,670	184,536			184,536
Common stock issued for mineral rights	5,000,000	625,000			625,000
Common stock issued in exchange for services	5,625	4,500			4,500
Net loss				(971,066)	(971,066)

Balance: December 31, 2008	21,450,195	2,999,621	0	(1,218,923)	1,780,698

Net loss				(3,381,118)	(3,381,118)

Balance: December 31, 2009	21,450,195	2,999,621	0	(4,600,041)	1,600,420

Common stock issued for cash	1,174,654	1,245,645			1,245,645
Common stock issued for mineral rights	5,000,000	5,000,000			5,000,000
Common stock issued to founders	75,000	71,250			71,250
Common stock converted from debt and interest	351,289	333,724			333,724
Common stock issued in payment of debt and interest	4,376,349	4,505,330			4,505,330
Common stock issued in exchange for services	877,100	1,005,850			1,005,850
Treasury stock purchased and retired	(357,100)	0			0
Net loss				(4,332,368)	(4,332,368)

Balance: December 31, 2010	32,947,487	15,161,420	0	(8,932,409)	6,229,011

Warrants issued for interest and services		123,597			123,597
Warrants issued for debt		453,036			453,036
Common stock issued for cash, net of issuance costs	636,750	970,046			970,046
Common stock converted from debt	155,000	310,000			310,000
Common stock converted from liabilities	169,264	211,580			211,580
Common stock issued in exchange for services	58,800	59,650			59,650
Common stock issued for equipment	257,240	434,050			434,050
Net loss				(4,458,863)	(4,458,863)

Balance: December 31, 2011	34,224,541	17,723,379	0	(13,391,272)	4,332,107

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
SINCE INCEPTION (MARCH 15, 2007) THROUGH JUNE 30, 2012 (Unaudited)

	Common Stock Number of Shares Issued	Value	Subscriptions Receivable	Accumulated Deficit-Development Stage	Stockholders' Equity (Deficit)

Warrants issued for interest and services		6,197,716			6,197,716
Common stock issued for cash, net of issuance costs	242,500	485,000			485,000
Common stock issued for shares payable	9,513	14,375			14,375
Common stock issued in payment of liabilities	100,000	200,000			200,000
Common stock issued in exchange for services	3,500	7,000			7,000
Warrants exercised for common stock	19,000	31,000			31,000
Subscription recerivable			(20,000)		(20,000)
Net loss				(7,709,929)	(7,709,929)

Balance: June 30, 2012	34,599,054	$24,658,470	(20,000)	$(21,101,201)	$3,537,269

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,		Since Inception March 15, 2007 to June 30,

	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,709,929)	$(1,040,825)	$(21,101,201)
Adjustments to reconcile net loss to cash from operating activities:
Common stock and warrants issued in exchange for interest and services	6,214,716	10,658	7,077,254
Amortization of discount	190,523	0	481,509
Depeciation and amortization expense	192,846	18,907	486,976
(Increase) / decrease in accounts receivable	253,646	0	0
(Increase) / decrease in prepaid option payment	0	137,200	0
(Increase) / decrease in prepaid expenses and deposits	(4,554)	(21,999)	(82,126)
Increase / (decrease) in accounts payable and accrued expenses	262,218	190,738	3,885,406
Increase / (decrease) in due to related parties	217,626	117,037	1,168,951
Increase / (decrease) in option payment: mineral rights	77,990	0	83,844
Net cash flows from operating activities	(304,918)	(588,284)	(7,999,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of buildings and equipment	(69,616)	(4,540)	(797,985)
Investment in mineral rights	(95,000)	(95,000)	(957,917)
Net cash flows from investing activities	(164,616)	(99,540)	(1,755,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term notes	0	0	(139,079)
Proceeds from short-term notes	28,087	512,500	6,417,188
Common stock issued, net of issuance costs	486,000	340,870	3,312,677
Convertible notes payable	0	0	271,500
Payments on capital lease	0	(10,619)	(60,550)
Net cash flows from financing activities	514,087	842,751	9,801,736

Change in cash during the period	44,553	154,927	46,447
Cash, beginning of period	1,894	1,294	0
Cash, end of period	$46,447	$156,221	$46,447

SUPPLEMENTAL DISCLOSURES
Interest paid	$5,000	$2,866	$16,904
Income taxes paid	$0	$0	$200

NON-CASH INVESTING AND FINANCING
Long-term notes converted from accounts payable	$529,666	$0	$529,666
Liabilities assumed from related party	$0	$0	$211,580
Common stock issued for cashless warrants	$10,000	$0	$10,000
Common stock issued for mineral rights	$0	$0	$7,375,000
Common stock issued for equipment	$0	$0	$434,050
Common stock and warrants issued for debt and services	$200,000	$22,182	$5,407,974
Common stock and warrants issued for interest	$0	$0	$310,115
Debt and liabilities in exchange for equipment	$274,558	$0	$781,783
Capital leases	$0	$0	$121,516

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of June 30, 2012 and December 31, 2011, and the results of its operations and cash flows for the six months ended June 30, 2012 and for the period since inception (March 15, 2007) through June 30, 2012.

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

The results of operations and cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year's operation.

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

March 31, 2012
Working Capital	$(6,100,654)
Acummulated Deficit	$(2,101,201)

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

The Company filed its Industry Guide 7 Report with the Mining Engineer of the SEC, on March 6, 2012. The SEC Mining Engineer had no objections to the disclosure of the information as set forth in the Industry Guide 7 Report. As a result, the Company will report as a Development Stage Company beginning with the first quarter of 2012. The Company has filed with the SEC, on Form 8 K, its disclosure of the Industry Guide 7 Report. No amounts have been capitalized related to mineral property exploration as of June 30, 2012 and December 31, 2011.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

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

Mining assets, including mineral rights and mine development, are also periodically assessed for impairment in accordance with FASB ASC 360 10 and FASB ASC 930 360 35. There was no loss on impairment for the periods ended June 30, 2012 and December 31, 2011.

3. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value
Garnet, Montana
stock issued 06/15/2007	$2,375,000	$0	$2,375,000
Garnet, Montana
option payment for 2007	102,917	0	102,917
Garnet, Montana
option payment for 2008	190,000	0	190,000
Garnet, Montana
option payment for 2009	190,000	0	190,000
Garnet, Montana
option payment for 2010	190,000	0	190,000
stock issued 06/24/2010	5,000,000	0	5,000,000
Garnet, Montana
option payment for 2011	190,000	0	190,000
Garnet, Montana
option payment for 2012	95,000	0	95,000
Total			$8,332,917

The Company makes annual payments of $190,000 pursuant to its Option Agreement with Commonwealth, a related party. Additions for the period ended June 30, 2012 represent the quarterly allocation of the option payment. The Company owes $83,844 and $5,854 in option payments as of June 30, 2012 and December 31, 2011, respectively.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

4. RELATED PARTY SHORT-TERM NOTES

The Company has three short term notes from the Company's CEO and his family with an original principal balance of $70,171. No payments have been made on these short term notes for the six months ended June 30, 2012, leaving a balance of $70,171, which was due on January 18, 2012 at the annual rate of 12.50%. On January 18, 2012, the rate increased to 15% on $24,000 of the balance owed at June 30, 2012. On March 5, 2012, the Company obtained an additional note in the amount of $32,000 from the CEO's family. No payments have been made on this short term note for the six months ended June 30, 2012, leaving a balance of $32,000. As of June 30, 2012 and December 31, 2011, accrued interest payable on these short term notes was $19,697 and $10,738, respectively.

The Company has one short term note from Robert Sanders, a member of its Board of Directors, and the Chairman of the Audit, Corporate Governance and Compensation Committee of the Board of Directors, with an original principal balance of $8,500, which was due in full on or before April 28, 2011. No payments have been made on this short term note for the six months ended June 30, 2012, leaving a balance of $8,500, accruing interest at a rate of 20% per annum. As of June 30, 2012 and December 31, 2011, accrued interest was $2,068 and $1,225, respectively. On April 28, 2011, pursuant to the terms of the note, the Company issued 10,000 Penalty Warrants valued at $10,658 to purchase the Company's no par value common stock with an exercise price of $1.25 per share. The Penalty Warrants include a cashless exercise option.

On June 21, 2012, the Company signed a "Reimbursement Agreement" with Commonwealth Resources, LLC ("Commonwealth"), a related party. Pursuant to this agreement, the Company reimbursed Commonwealth for significant road, power, water, and septic infrastructure development made to the property in Garnet, Montana. The Company has agreed to reimburse Commonwealth $274,558 at the annual rate of 8.5% with interest calculated from October 1, 2011 through June 30, 2012. No payments have been made on this note through June 30, 2012 leaving a balance of $274,558 and accrued interest of $17,979.

5. SHORT-TERM NOTES

On July 22, 2011, the Company signed the Production Loan and Consolidated Payment Agreement, which included a short term note for an amount up to $1,250,000 which has been fully disbursed to the Company as of September 30, 2011. No payments have been made on this short term note for the six months ended June 30, 2012, leaving a balance of $1,250,000, which is due in full no later than November 30, 2012, at the annual rate of 10% with a cash bonus of $125,000 due at maturity. Furthermore, the Company assumed liabilities of Garnet Range Resources, LLC owed to the lender in the amount of $211,580 (see Note 9 for more information), which was paid to the lender through the issuance of 169,264 shares of the Company's no par value common stock. In consideration of the making of the loan and in recognition of the significant risk to the lender in doing so, the Company issued 248,496 warrants valued at $189,036 to purchase the Company's no par value common stock with an exercise price of $1.25 per share. The warrants include a cashless exercise option.

On July 22, 2011, the Company signed the Agreement to Purchase and Sell Equipment, which included equipment valued at $703,450 in exchange for debt of $500,350, 107,240 shares of the Company's no par value common stock valued at $134,050, and credit for equipment rental previously paid in the amount of $69,050. No payments have been made on this short term note for the six months ended June 30, 2012, leaving a balance of $500,350, which is due in full no later than November 30, 2012, at the annual rate of 6.5% and shall be paid from 18.75% of the net mill receipts from the anticipated underground mining operations at the Nancy Hanks mine site.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

5. SHORT-TERM NOTES (Continued)

On September 13, 2011, the Company began offering a series of Production Loan Agreements, offered pursuant to an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended ("Production Loan Agreement"). The Company began offering the Production Loan Agreement on a best efforts basis through its Officers, Directors, and Key Employees, for an aggregate offering of $1,000,000. The Production Loan Agreements are for a term of six months and pay interest equal to 20% per annum, which shall be paid from 10% of the net mill receipts related to shipments from the mining operations at the Lead King mine site located on the Company's Garnet Mining Property, starting November 1, 2011. Furthermore, in consideration of the entering into each Production Loan Agreement and in recognition of the significant risk to the lender in doing so, the Company issued 2,000 warrants to purchase 2,000 shares of the Company's no par value common stock with an exercise price of $0.00 per share ("Production Warrants") for each $10,000 loaned to the Company. As of December 31, 2011, the Company issued nine (9) Production Loan Agreements to accredited investors, in an aggregate sum raised of $660,000, which are due in full between March and June 2012. Additionally, as of December 31, 2011, the Company issued an aggregate of 132,000 Production Warrants valued at $264,000. Of the total Production Loan Agreements issued, four (4) of the loans totaling $310,000 converted to 155,000 shares of the Company's no par value common stock. In recognition of the foregone interest each lender was issued 5,000 warrants to purchase the Company's no par value common stock with an exercise price of $0.00 per share for each $100,000 loaned to the Company for a total of 13,000 warrants valued at $26,000. One Production Loan Agreement for $50,000 was converted on the same day it was signed and no interest was accrued. After conversion, the remaining principal balance of the Production Loans at June 30, 2012 and December 31, 2011 was $350,000.

In the event the Company is unable to repay the full amount of principal and interest within six months of the date of the Production Loan Agreement, the Company will issue 500 warrants to purchase the Company's no par value common stock with an exercise price of $0.00 per share ("Default Warrants") per $10,000 of unpaid principal per month until the earlier of the date of repayment or six months after the due date. As of June 22, 2012, the Company defaulted on five (5) production loans and issued a total of 57,500 Default Warrants valued at $115,000.

The above short term notes include a discount in the form of cash and warrants that have been charged by the lenders in consideration for making the various loans. The discount will be amortized to interest expense over the term of the related note, which is between six (6) and sixteen (16) months. For the period ended June 30, 2012, the gross discount was $578,036 of which $481,509 has been amortized and charged to interest expense leaving a net unamortized discount of $96,527.

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

The Company is currently in arrears on its monthly lease payments. As of June 30, 2012, the lease is behind twenty-six (26) months. As a result, the current portion of the capital lease payable includes amounts owing from prior periods.

Minimum future lease payments under the capital leases as of June 30, 2012 are:

Amount in arrears	$60,966
Total future net lease payments	$60,966

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

7. LONG-TERM NOTES

On June 30, 2012, the Company entered into an agreement to convert $529,666 in accounts payable owed to O'Keefe Drilling Company, Inc. into a long term note. No payments have been made on this long term note for the six months ended June 30, 2012, leaving a balance of $529,666, which accrues interest at 12% per annum. The note was signed on the last day of the quarter and, therefore, there is no accrued interest outstanding at June 30, 2012. The balance of unpaid principal and accrued interest is due in full on or before June 30, 2014.

8. EQUITY

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

On July 27, 2011, pursuant to a PPM, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering to accredited investors, through its Officers and Directors, on a best efforts basis, an aggregate of 1,000,000 shares of the Company's no par value common stock at a purchase price of $2.00 per common share ("Shares"). Through December 31, 2011, 320,350 shares of the Company's no par value common stock have been issued for $640,700 in cash. Through June 30, 2012, 242,500 shares of the Company's no par value common stock have been issued for $485,000 in cash.

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

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

8. EQUITY (Continued)

The Company has 11,633,861 and 5,956,553 warrants issued and outstanding with exercise prices between $0.00 and $2.50 as of June 30, 2012 and December 31, 2011, respectively, which were excluded from diluted earnings per share as their effect would be anti-dilutive.

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

The following weighted-average assumptions were utilized in the fair value calculations for warrants granted:

Period ended June 30, 2012

Expected dividend yield	0.00%
Expected stock price volatility	123.85%
Risk-free interest rate	0.19%
Expected life of operations	1.00 years

During the six months ended June 30, 2012, the Company granted stock warrants to its investors, lenders, and vendors to purchase an aggregate of 82,500 shares of the Company's no par value common stock at an exercise price of $0.00 per share, 5,345,013 at $1.50 per share, and 268,795 at $2.00 per share. The warrants have expiration dates beginning in 2013 through 2014, and have contractual lives ranging from 1 to 2 years. The total value of warrants granted during the six months ended June 30, 2012 was $6,207,716 of which $86,501 was recorded as professional fees, 6,006,215 was recorded as Warrant exercise inducement expense, and $115,000 was recorded as interest expense.

A summary of outstanding warrants at June 30, 2012 is presented below.

Period ended June 30, 2012

Warrants outstanding, beginning of year	5,956,553
Exercised	(19,000)
Granted	5,696,308
Warrants outstanding, end of period	11,633,861

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

8. EQUITY (Continued)

Warrants (Continued)

Granted stock warrants:

Granted stock warrants:	Warrants outstanding and exercisable	Price	Expiration
January 22, 2010-May 24, 2010	4,737,113	$1.50	26 months-July 31, 2013
December 31, 2010	714,200	$1.00	60 months-December 31, 2015
April 28, 2011	10,000	$1.25	56 months-December 31, 2015
June 30, 2011	11,494	$1.25	36 months-June 30, 2014
July 22, 2011	248,496	$1.25	24 months-July 22, 2013
September 1, 2011	16,250	$2.00	11 months-July 31, 2013
September 13, 2011	20,000	$0.00	24 months-September 13, 2013
September 20, 2011	60,000	$2.50	18 months-March 20, 2013
September 22, 2011	20,000	$0.00	24 months-September 22, 2013
October 10, 2011	20,000	$0.00	24 months-October 10, 2013
October 17, 2011	30,000	$0.00	24 months-October 17, 2013
November 7, 2011	20,000	$0.00	24 months-November 7, 2013
November 11, 2011	13,000	$0.00	24 months-November 11, 2013
November 30, 2011	12,000	$0.00	24 months-November 30, 2013
December 14, 2011	10,000	$0.00	24 months-December 14, 2013
January 10, 2012	5,000	$0.00	12 months-January 10, 2013
January 11, 2012	10,000	$0.00	12 months-January 11, 2013
February 9, 2012	10,000	$0.00	24 months-February 9, 2014
March 12, 2012	25,000	$2.00	24 months-March 12, 2014
March 22, 2012	5,000	$0.00	24 months-March 22, 2014
April 10, 2012	5,000	$0.00	24 months-April 10, 2014
April 17, 2012	7,500	$0.00	24 months-April 17, 2014
April 22, 2012	5,000	$0.00	24 months-April 22, 2014
May 10, 2012	5,000	$0.00	24 months-May 10, 2014
May 12, 2012	7,500	$2.00	12 months-May 11, 2013
May 17, 2012	7,500	$0.00	24 months-May 17, 2014
May 22, 2012	5,000	$0.00	24 months-May 22, 2014
June 10, 2012	5,000	$0.00	24 months-June 10, 2014
June 17, 2012	7,500	$0.00	24 months-June 17, 2014
June 21, 2012	4,751,113	$1.50	13 months-July 31, 2013
June 21, 2012	593,900	$1.50	13 months-July 31, 2013
June 21, 2012	236,295	$2.00	13 months-July 31, 2013
June 22, 2012	5,000	$0.00	24 months-June 22, 2014
	11,633,861	$0.00-2.50

On July 21, 2011, pursuant to a vote of the Board of Directors, the Company extended the expiration date on warrants issued between January 22, 2010 and May 24, 2010 to July 31, 2013. On June 21, 2012, pursuant to a vote of the Board of Directors, the Company extended warrants expiring on July 31, 2012 to July 31, 2013.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

9. RELATED PARTY TRANSACTIONS

At June 30, 2012, a total of $992,277 (December 2011 - $804,818) is payable to directors and management for services. These outstanding amounts payable are unsecured and non interest bearing with no fixed terms of repayment.

The Company pays for services from Garnet Range Resources, LLC, a related party. These services consist of road maintenance, equipment rental, earth moving services, labor, and other services as needed. For the six months ended June 30, 2012, the Company had been billed $0 for services (December 2011 $0). As of June 30, 2012, the Company had also prepaid for services of $45,795 (December 2011 $45,795). During the year ended December 31, 2011, the Company assumed liabilities of Garnet Range Resources, LLC in the amount of $211,580, which is classified as due from related party on the balance sheet (see Note 5 for more information on the transaction). The Company's President and CEO is a 50% owner of Garnet Range Resources, LLC.

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

The Company pays for accounting and payroll services from Junkermier, Clark, Campanella, Stevens, PC, a related party. At June 30, 2012, a total of $181,422 (December 2011 - $151,255) is payable for accounting services. For the six months ended June 30, 2012, the Company had been billed $60,167 for services (December 2011 - $114,208). The Company's Corporate Secretary, Treasurer, and Board Member is a shareholder of Junkermier, Clark, Campanella, Stevens, PC.

The Company pays for consulting services from Dr. James Sears, a related party. At June 30, 2012, a total of $0 (December 2011 - $0) is payable for consulting and director services. For the six months ended June 30, 2012, the Company had been billed $9,000 for services (December 2011 - $8,500). Dr. Sears is on the Company's Board of Directors and is a member of the Audit, Corporate Governance and Compensation Committees.

10. OTHER MATTERS

On June 24, 2011, one of the Company's vendors, CDM Constructors, Inc., the firm providing support services for mine and mill development, with which the Company has an overdue balance, filed a UCC Lien in the amount of $674,371 on certain assets. The assets named in the lien include all recovered valuable minerals, the proceeds, products, refined materials, dore', bullion, and accounts relating to valuable minerals currently stockpiled on a limited number of the Company's optioned patented and unpatented mineral claims. The Settlement Agreement dated June 6, 2011 assigns 60% of the net mill receipts to the vendor related to shipments from the mining operations located on any of the described mineral claims, including the Lead King MS 4811 patented mining claim to pay the outstanding balance. The balance owed to the vendor at June 30, 2012 is $349,712 and is recorded in accounts payable.

On February 14, 2012, one of the Company's vendors, American Buildings Company, with which the Company has an overdue balance, filed a Construction Lien in the amount of $48,622 on the Nancy Hanks Lode Mining Claim. The balance owed to the vendor at June 30, 2012 is $48,622.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012

11. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

12. SUBSEQUENT EVENTS

Pursuant to a PPM more fully described in Note 8, 76,534 shares of the Company's no par value common stock have been issued for $153,068 of cash since the period ended June 30, 2012.

Pursuant to the Production Loan Agreements more fully described in Note 5, the Company issued 47,500 Default Warrants for a value of $95,000 since the period ended June 30, 2012.

Beginning July 2, 2012, the Company entered into an agreement with Golden Sunlight Mines, Inc. to ship approximately 30,000 short tons of ore from old tailings of the Lead King mine. However, the Company estimates only 20,000 short tons will be shipped pursuant to this agreement. The agreement will continue until December 31, 2012, or until the maximum ore tonnage has been reached.

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

Executive Summary

Our Company is a mineral exploration, development and production company; that is currently in the exploration and development stage of proven and probable gold reserves at the Nancy Hanks Mine on the Garnet Mineral Property, located in Missoula, Montana. We have acquired an exclusive option to purchase the mineral rights to 23 patented mineral claims and 122 unpatented mineral claims located within the Garnet Mining District of Granite County, Montana from Commonwealth Commonwealth Resources, LLC. We purchased an additional 90 unpatented mining claims and 8 lease hold interests on BLM owned patented mining claims from Commonwealth pursuant to a Share Purchase Agreement dated May 24, 2010. Commonwealth, is owned by Aaron Charlton, Rodney K. Haynes, Kim L. Charlton and Eric Sauve. Mr. Eric Sauve is our president, CEO, CFO, and Director. Mr. Aaron Charlton is our Senior Consultant and NEO, and the Chairman of the Company's Board of Directors. Messrs. Charlton and Sauve are two of the Company's full time employees. Aaron Charlton and Eric Sauve are related parties to our Company, Grant Hartford Corporation. In 2011, our Company acquired, through staking and registering, 177 new unpatented claims.

We intend to exercise the option to purchase the 23 patented and 122 unpatented mineral claims owned by Commonwealth subject to our ability to adequately capitalize the Company and begin profitable production of gold. We are currently in the process of developing our first mine, the Nancy Hanks, and exploring several of the patented mineral claims and prospecting leases and continuing the exploration, evaluation and mapping of the remaining patented and unpatented claims.

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

Off Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

(a)   Plan of Operation.

Our independent auditor has noted that there is substantial doubt about our ability to continue as a going concern at December 31, 2011. In light of our lack of revenues, and operating capital, our ability to continue as a going concern is dependent upon future events, such as the successful exploration and the future development and production of the Garnet Mineral Property, our ability to engage the services of highly qualified consultants who have expertise in the industry and our ability to secure additional sources of financing. See Risk Factor 3: "Auditor has raised substantial doubt about our ability to continue as a going concern."

The Lead King dumps project has an estimated 20,000 tons of remaining ore dumps to be processed during 2012. The Company has contracted with Barkel Trucking ("Barkel")to screen and haul the remaining ore to the Golden Sunlight Toll Mill ("GSM"). The Company started screening mine dumps on the Lead King at the end of the second quarter and shipments to the mill are expected to commence in the early third quarter. Also during the third quarter, the Company will be taking 30 ton bulk samples of ore dumps from other formerly producing mine sites around the property. Subject to the test results, material will be screened by size and separated. Material that is less than 1 inch in size will be trucked to Golden Sunlight Mill for processing. The Company anticipates that GSM will increase the number of tons that Grant Hartford can ship to them each day. Barkel has agreed to provide additional trucks to support the additional projects in the third quarter.

The Company will do more road repair and maintenance work on the Garnet property in 2012.

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

EXPENSES	Six Months Ended June 30, 2012 (Unaudited)	Nine Months Ended September 30, 2012 (Estimated)
Management fees	$342,044	$513,066
General and administrative	$344,669	$501,675
Professional fees	$368,447	$473,367
Geological and mining expenses	$159,146	$239,146
Interest expense	$459,604	$688,596
Surface access lease payments	$29,804	$45,000
Warrant exercise inducement expense	$6,006,215	$6,006,215
Total	$7,709,929	$8,467,065

Our Company anticipates incurring expenses of $9,258,473 for the nine month period ending September 30, 2012 reflecting the following activities on the Garnet Mineral Property: 1) road repair and maintenance, and 2) non-capitalized expenses related to preparation of the Nancy Hanks mine site. The monthly average expenditure for both capital and expense items during the first nine months of 2012 is estimated to be approximately $940,785.

(b)   Management Discussion and Analysis of Financial Condition.

Liabilities	At June 30, 2012	At December 31, 2011
Accounts payable and accrued expenses	$2,421,931	$2,903,754
Short-term notes, net of discounts	$2,128,823	$1,938,300
Due to related parties	$1,173,699	$956,073
Capital lease payable	$60,966	$60,966
Related party short-term notes	$385,229	$82,584
Option payment: mineral rights	$83,844	$5,854
Total Liabilities	$6,254,492	$5,947,531

As at June 30, 2012, we had total liabilities of $6,254,492 as compared to total liabilities of $5,947,531 at December 31, 2011, representing an overall increase of $306,961 or approximately 5.2%. This increase was due primarily to an increase in the amount due regarding the Option Payment: Mineral Rights of $77,990 or approximately 1,332% because the Company did not make its required Option payment and an increase in related party short-term notes of $302,645 or approximately 366% due to a new note from Leo Sauve in the first quarter and a "Reimbursement Agreement" with Commonwealth Resources, LLC in the second quarter, more fully described in Note 4 of the Financial Statements. The total liabilities increase was also due to an increase in amounts due to related parties of $217,626 or approximately 23%, due to the continued work load required of our management in order to carry out our plan of operations while we did not have adequate financial capacity to pay for these services. There was a decrease in accounts payable and accrued expenses of $481,823 or approximately 16.6%, due to one account payable of $529,666 converting their balance owed to a two year note, and a second accounts payable converting $200,000 of the amount owed into shares of the Company's common stock at $2.00 per share. If the Company had not realized these two deductions, Accounts Payable and Accrued Expenses increased $247,843 or approximately 8.54%. Short-term notes (net of discounts) showed an increase of $190,523 or approximately 10%, primarily relating to amortization of debt discount on the short-term notes. Capital lease payable represented no change.

Stockholders' Equity (Deficit)	At June 30, 2012	At December 31, 2011
Accumulated deficit - exploration stage	$(21,101,201)	$(13,391,272)
Total Stockholders' Equity (Deficit)	$3,537,269	$4,332,107

As compared to the period ended December 31, 2011, the Company's accumulated deficit increased by $7,709,929, or approximately 57.5%, during the six month period ended June 30, 2012, which accounts for the net losses for the period, which are further described in the operating loss section set forth above. As compared to the fiscal year ended December 31, 2011, the Company's total stockholders' equity decreased by $794,838, or approximately 18%, during the six month period ended June 30, 2012. During the six months ended June 30, 2012, this decrease was primarily due to losses incurred from operations. The effect of the issuance of the warrants does increase the net loss for the six months ended, June 30, 2012, but the expense is offset by a corresponding increase to equity of the same amount. When taking into account the cost of the warrants issued during the six months ended June 30, 2012, the remaining loss from operations was $1,512,213, which was offset by stock issuances of $737,375 for a net decrease in equity of $774,838.

Income Taxes

For the period from inception March 15, 2007 through June 30, 2012, we paid $200 in income taxes. This is recorded under the General and Administrative Expenses category.

Results of Operations - Three months period ended June 30, 2012.

Revenues

As of the three months period ended June 30, 2012 and pursuant to the Company's primary business operations, we did not generate any revenues as compared to generating no revenues for the three months period ended June 30, 2011.

Operating Loss

EXPENSES	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Management fees	$177,224	$164,982
General and administrative	$171,308	$111,309
Professional fees	$197,396	$67,366
Geological and mining expenses	$66,332	$269,374
Interest expense	$264,222	$3,232
Surface access lease payments	$15,010	$14,959
Warrant exercise inducement expense	$6,006,215	$0
Total	$(6,897,707)	$(631,222)

As of the three months period ended June 30, 2012, we incurred a net loss of ($6,897,707), as compared to a net loss of ($631,222) for the three months period ended June 30, 2011, an increase of $6,266,485 representing an approximate 993% increase in net losses. This net increase in operating losses was due to significant changes in the Company between the second quarter ended June 30, 2011 and the quarter ended June 30, 2012. Management fees increased by $12,242, or approximately 7.4%. General and administrative costs increased by $59,999 or approximately 54%, which was primarily due to the depreciation of heavy equipment purchased for the purposes of beginning preparations for underground mining on the Garnet Mineral Property. Professional fees increased by $130,030 or approximately 193%, which is attributable to an increase in legal, accounting and third party due diligence activities in relation to financing activities. Geological and mining expenses decreased by $203,342 or approximately 75%, which was primarily related to capitalizing the land improvements and equipment purchased from Commonwealth pursuant to a Reimbursement Agreement more fully described in Note 4 of the Financial Statements and because there was less work done on the mine site than in previous period. Interest expenses increased by $260,990 or approximately 8,075.2%, due to the fact that the Company's interest bearing debt has also increased from the same period last year. A new category, "Warrant exercise inducement expense," has been added to reflect a onetime accounting charge related to the issuance of additional warrants to current existing warrant holders and to former warrant holders whose warrants had expired.

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

Results of Operations - Six month period ended June 30, 2012.

Revenues

As of the six month period ended June 30, 2012, we did not generate any revenues as compared to generating no revenues for the six month period ended June 30, 2011.

Operating Loss

EXPENSES	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Management fees	$342,044	$328,746
General and administrative	$344,669	$188,710
Professional fees	$368,447	$158,414
Geological and mining expenses	$159,146	$328,150
Interest expense	$459,604	$7,052
Surface access lease payments	$29,804	$29,753
Warrant exercise inducement expense	$6,006,215	$0
Total	$(7,709,929)	$(1,040,825)

As of the six month period ended June 30, 2012, we incurred a net loss of ($7,709,929), as compared to a net loss of ($1,040,825) for the six month period ended June 30, 2011, an increase of $6,669,104 representing an approximate 641% increase in net losses. This net increase in operating losses was due to significant changes in the Company between the six months ended June 30, 2011 and the six months ended June 30, 2012 Management fees increased by $13,298 or approximately 4%. General and administrative costs increased by $155,959 or approximately 83%, due to the depreciation of heavy equipment purchased for the purposes of beginning preparations for underground mining on the Garnet Mineral Property. Professional fees increased by $210,033 or approximately 132.6%, due primarily to the increased use of consultants relating to the creation of the portal at the Nancy Hanks Mine in the first quarter and an increase in legal, accounting and third party due diligence activities in relation to financing activities in the second quarter. Geological and mining expenses decreased by $169,004 or approximately 51.5%, which was primarily related to capitalizing the land improvements and equipment purchased from Commonwealth pursuant to a Reimbursement Agreement more fully described in Note 4 of the Financial Statements. Interest expenses increased by $452,012 or approximately 6,417%, because the Company's total interest bearing debt has increased from 2011. A new category, "Warrant exercise inducement expense," has been added to reflect a onetime a one time accounting charge related to the issuance of additional warrants to current existing warrant holders and to former warrant holders whose warrants had expired.

We estimate our operating expenses will increase during the fiscal year ending December 31, 2012 to $12,234,907. The increase will be attributable to fulfilling the terms of employment agreements with the Company's President, Eric Sauve, the Company's Senior Consultant, Aaron Charlton in which their salaries increase by six percent (6%), from $17,865 to $18,937 on June 30, 2012 and our Vice President of Marketing and Finance, BJ Ambrose, from $12,667 to $13,427 on September 1, 2012, staking two new claims on our property, establishing an on-site >fire assay laboratory, continued mineralized material shipments from the Lead King site to the Golden Sunlight Mill and continued preparations to begin underground mining operations at the Nancy Hanks mine site located on the Garnet Mineral Property including the acquisition of underground mining equipment.

Liquidity and Financial Resources

We had working capital of ($6,100,654) at June 30, 2012, compared to working capital of ($5,589,154) at December 31, 2011. For the six month period ended June 30, 2012, net cash used in operating activities was ($304,918), as compared to the six month period ended June 30, 2011 of ($588,284). Net cash flows from operating activities fluctuates between periods primarily as a result of differences in net losses, the timing of the collection of accounts receivable, the timing and payment of accounts payable and due to related parties, and payments for and consumption of prepaid expenses. For the six months period ended June 30, 2012, net cash used in investing activities was ($164,616), as compared to ($99,540) net cash used in investing activities in the six month period ended June 30, 2011. Net cash flows from investing activities increased in the second quarter of 2012 primarily due to making payments for construction that was previously done on the mine site. For the six month period ended June 30, 2012, financing activities provided $514,087 as a result of the Company obtaining a note from the CEO's family and through the sale of our common stock pursuant to an exempt private offering under the Securities Act of 1933, as amended, dated January 24, 2012, and an exempt private offering under the Securities Act of 1933, as amended, to twenty (20) accredited investors dated February 22, 2012 through June 29, 2012, which are further described under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds section of this Form 10-Q, as compared to the six month period ended June 30, 2011, financing activities provided $842,751 as a result of the Company entering into a short term debt instrument for the purchase of heavy and industrial equipment and through the sale of our common stock pursuant to a Private Placement Memorandum dated February 16, 2011, which is further described under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds section of this Form 10-Q. Net cash for the six month period ended June 30, 2012 increased by $44,553 as compared to an increase of $154,927 for the six month period ended June 30, 2011. At the six month period ended June 30, 2012, we had cash of $46,447.

From the date of the incorporation of March 15, 2007 through June 30, 2012, we have paid for services valued at $1,156,250 through the issuance of 1,036,025 common shares, have raised an aggregate of $3,342,677 in cash through the issuance of 3,366,474 common shares, and paid debt of $5,575,009, which included interest resulting from the Company's short-term notes, through the issuance of the Company's no par value common stock.

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

We carried out an evaluation, under the supervision and with the participation of our Board of Directors, including the Chief Executive Officer/ Chief Financial Officer for the effectiveness of the design and operation of our disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Chief Executive Officer/ Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012.

Management's Report on Internal Control over Financial Reporting

Our management, in combination with our Board of Directors' Audit and Corporate Governance Committees, are responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements. During the first quarter ending March 31, 2011, we formed and authorized the Audit, Corporate Governance and Compensation Committees of our Board of Directors for the purposes of assisting management with the Company's internal controls over financial reporting. These committees have not yet begun to implement their respective operations, therefore the changes that occurred during the quarter ending March 31, 2011 have not materially affected the period covered by this report, and are reasonably not likely to materially affect the Company's internal controls over financial reporting. These committees have not yet begun to implement their respective operations, therefore the changes that occurred during the quarter ending June 30, 2012 have not materially affected the period covered by this report, and are reasonably not likely to materially affect the Company's internal controls over financial reporting.

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

On April 6, 2012, a Complaint was filed in the Montana First Judicial District Court, Lewis and Clark County Montana, against our Company and one of our Officers and Directors for an alleged Breach of Contract in the sum of $454,660.00 plus interest. It was deemed that the lawsuit was filed in the wrong jurisdiction and the case has been withdrawn without prejudice. The lawsuit may be re-filed in the appropriate county of Granite County where the real property is located. However, the parties are in the process of resolving their issues.

The Company has recorded $454,660 in accounts payable related to the unpaid invoices in dispute for this matter. There has been no further accrual for penalties or interest as of June 30, 2012. Based on management's knowledge at the time of this Form 10-Q filing, management believes that the final resolution of such matters pending at the time of this Form 10-Q will not have a material effect upon our Company's financial position, results of operations or cash flow.

ITEM 1A.     Risk Factors.

Risk Factors Relating to Our Business

1:   We have limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like ours, are in the exploration and development stage. We may not successfully address these risks and uncertainties or successfully implement our business plan. If we fail to do so, it could materially harm our business and impair the value of our Common Stock. Even if we accomplish these objectives, we may not generate positive cash flows or profits in the future.

Unanticipated problems, expenses and delays are frequently encountered in establishing a new business, such as ours, and in the exploration stages of the search for mineral deposits. These include, but are not limited to, inadequate funding, competition, and unsuccessful mineralized material exploration. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. There is limited history uponwhich to base any assumption as to the likelihood that we will be successful, and we may not be able to generate any operating revenues or ever achieve profitable operations. No assurance can be given that we can or will ever operate profitably.

2:    We will require additional funding

As of June 30, 2012, we had cash on hand in the amount of $46,447. We currently anticipate incurring expenses of approximately $12,234,907 for the fiscal year ending December 31, 2012, which we plan to use in order to stake two new claims on our property, establish an on-site fire assay laboratory, continue mineralized material shipments from the Lead King site to the Golden Sunlight Mill and continue preparations to begin underground mining operations at the Nancy Hanks mine site located on the Garnet Mineral Property including the acquisition of underground mining equipment. We will require additional financing in order to complete our current plans for 2012 and may require additional financing for future phases on our Garnet Mineral Property. We currently have limited operations at the Lead King mine site and propose to continue shipments and generating other income in 2012. Our business plan calls for significant exploration expenses. We will require additional financing to sustain our business operations if we are not successful in earning sufficient revenues once exploration is complete. In the event that our exploration programs are successful in sufficiently estimating the mineralized material continuity between drill holes and we exercise our mineral claim purchase option, we may require additional funds in order to place the patented and unpatented mining claims into the development and commercial production stages. We currently do not have any finalized arrangements for financing and we may not be able to obtain financing when required and on favorable terms. Obtaining additional financing would be subject to a number of factors, including, but not limited to, the market prices for gold, silver and other metallic minerals and the costs of exploring for, developing and producing these materials. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations.

In the event the Company continues to generate no revenues from operations or we are not able to obtain the necessary capital to become an operating company, we may not have sufficient resources to pay our consultants, make our options payments, pay any other fees or any other expenses related to the continuation of our operations, and we may be forced to cease our operations.

3:   Our Auditor has raised substantial doubt about our ability to continue as a going concern

The report of our independent auditor regarding our audited financial statements for the period ended December 31, 2011 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. We have an accumulated deficit since inception of $21,101,201, for the period from March 15, 2007 to June 30, 2012 and have no revenues. Our future is dependent upon our ability to obtain financing and upon successful exploration and future development and production stages on the patented and unpatented mining claims. This is a significant risk to investors who purchase shares of our Common Stock because there is an increased risk that we may not be able to generate and/or raise enough capital to remain operational. Potential investors should also be aware of the difficulties normally encountered in the exploration stage and early development stage of mining companies and the high rate of failure of such enterprises. Our auditor's concern may inhibit our ability to raise financing because we may not remain operational, which would most likely cause our business to fail.

4:   Any global financial crisis may have an impact on our business and financial condition that we currently cannot predict.

The continued credit crisis and related instability in the global financial market has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on any potential lenders, causing them to fail to meet their obligations to us. These factors may make the timing, amount, terms, or conditions for additional financing unavailable to us, which would force us to reduce our operations or even cease operations, and may cause our business to fail.

5:   Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2007 has continued and substantially increased into the present. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a still declining real estate market in the U.S. have contributed to increased volatility and diminished expectation for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a continued recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions.

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

6:   We are a new company with limited operating history

We were organized in March of 2007. Our activities to date have been focused on raising financing, exploring our properties and preparing for production at the Nancy Hanks Mine.

We have only completed three drilling seasons on our mining claim holdings for which we have acquired our options. We recently acquired additional unpatented mining claims and mining leasehold interests, which we began exploring in 2010 and of which will require additional exploration. As a result, we have no way to evaluate the likelihood that we will be able to operate our business successfully and move to the development and production mining stages on our Garnet Mineral Property. There is no history upon which to base any assumption as to the likelihood that we will prove successful. While we began generating other income during the third quarter of 2011, we have not begun earning revenues pursuant to the Company's primary business operations as of the date of this Form 10-Q. Thus, we face a high risk of business failure which could result in a loss of confidence by our shareholders or potential investors and could result in a disruption to the business, adversely affecting our Company and the existing shareholders.

7:   We may be unable to retain the consultants upon which we rely.

We have agreements with consultants to perform services for us including with an independent engineer for the review of historical information available on the mining claims we have under option, the results from the previous exploration work performed on these mining claims, as well as the results of our exploration during the 2008 through 2011 drilling seasons in order to make recommendations based on those reviews. We also have agreements with a firm for engineering services in order to complete mill and property engineering on the Garnet Mineral Property; with the University of Montana to utilize the Geological Department and Geographical Information Systems Department to digitize data; with geologist consultants for mapping the Garnet Mineral Property; assistance with the Vulcan Sub-Surface 3D Mine Modeling Program; and assistance with sampling, mapping and drill rig activities on the Garnet Mineral Property. We also have agreements with an independent laboratory to perform analyses on geological samples and an engineering firm for a water base line study and survey for a mill and tailings impoundment. We also have agreements with independent companies to provide hauling services in our shipment of mineralized material to the Golden Sunlight Mill from the Lead King mine site; along with an independent mining company to complete the portal construction and other preparations required to begin underground mining on the Nancy Hanks patented claim.

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

One of our material assets is the option to purchase the 122 unpatented and 23 patented mining claims on the Garnet Mineral Property. The claims are owned, or optioned by Commonwealth. Commonwealth is owned in part by Mr. Eric Sauve, our President, CEO, CFO and Director. In addition, Mr. Aaron Charlton, Senior Consultant, NEO, and Chariman of the Company's Board of Directors, is a majority owner of Commonwealth. Our Audit Committee has begun the process of identifying a third party outside accountant to assist in completing an internal review and plans to adopt conflict of interest and ethics rules, which will include the rules set forth in the Sarbanes-Oxley Act of 2002. The Audit Committee has put these efforts on hold until such time as the Company has sufficient capital to complete the Audit Committee's internal review. In the absence of these corporate governance measures, and in general, the interests of

Commonwealth and management may not coincide, which could result in a loss of confidence by our shareholders adversely affecting our Company and the existing shareholders, which in turn would have an adverse effect on the value of our common stock and may cause our business to fail.

10:   There may exist potential conflicts of interest between us and Garnet Range Resources, LLC

Our agreement with Garnet Range Resources, LLC, a Montana Limited Liability company ("Garnet"), provides for the rental and operation of heavy equipment, labor on the Garnet Mineral Property and coordination of the exploration project management with us. Since Mr. Eric Sauve, our President, CEO, CFO and Director, and Joyce L. Charlton, the Managing Member of Garnet and wife of Aaron Charlton, our Senior Consultant and the Chairman of our Board of Directors, own 100% of Garnet, there is the potential for a conflict of interest between Garnet and the best interest of our shareholders. Since, from time to time, Aaron Charlton, our Senior Consultant, consults with Garnet, there is the potential for a conflict of interest between Garnet and the best interest of our shareholders. Our Audit Committee has begun the process of identifying an independent third party accountant in order to assist in completing an internal review and plans to adopt conflict of interest and ethics rules, which will include the rules set forth in the Sarbanes-Oxley Act of 2002. The Audit Committee has put these efforts on hold until such time as the Company has sufficient capital to complete the Audit Committee's internal review. In the absence of these corporate governance measures, and in general, the interests of Garnet and management may not coincide with the interests of our shareholders, which could result in a loss of confidence by our shareholders or potential investors adversely affecting the value of our common stock.

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

We are currently in default under the terms of our contract with one of our third party contractors, CDM Constructors, Inc., who had filed a UCC Lien in the amount of $674,371 on certain assets. The assets named in the lien include all recovered valuable minerals, the proceeds, products, refined materials, dore', bullion, and accounts relating to valuable minerals currently stockpiled on the following patented claims optioned through Commonwealth Resources, LLC: Free Coin MS 4652, Lead King MS 4811, Bull's Eye MS 4651, Bull's Eye Fraction MS 9405, Grant and Hartford MS 7327, White Cloud MS 5631, Red Cloud MS 5451 and on the following unpatented claims optioned through Commonwealth Resources, LLC: GHC 50 and GHC 52. The Settlement Agreement dated June 6, 2011 assigns 60% of the net mill receipts to the vendor related to shipments from the mining operations located on any of the described mineral claims, including the mining operations on the Lead King MS 4811 patented mining claim, to pay the outstanding balance. The balance owed to the vendor at June 30, 2012 is $349,712.

While we are in default under the terms of our contract and there is a lien filed against the assets described above, we have entered into the .822656113.Combination Settlement Agreement, Security Agreement, and Assignment of Proceeds, which sets forth an orderly plan for payment of the balance owed, thus, CDM Constructors, Inc. is continuing to provide us services necessary for our continued exploration and operations on our Garnet Mineral Property. In the event that we are unable to satisfy the requirements of the orderly plan for payment, CDM Constructors,

Inc. may be forced to limit, or discontinue their services on our Garnet Mineral Property until such time that the Company is able to pay all or a portion of its obligations. This limited or discontinued service could have a material adverse effect on our ability to carry on our operations and therefore limit, delay, or increase the cost of our operations which in turn could have an adverse affect on the value of our common stock, and could cause our business to fail. Additionally, a default on any part of this agreement would clearly prohibit our ability to use these assets as collateral to obtain debt financing, which could adversely affect the execution of our business plan.

14:   Construction Lien

On February 14, 2012, American Buildings Company ("American") filed a Construction Lien for non-payment by us pursuant to Title 71, Chapter 3, of the Montana Code Annotated. At the request of R & R Shear Construction, P.O. Box 503, Frenchtown, MT., American provided a pre-fabricated metal building and components. The Construction Lien was filed against the Nancy Hanks Lode Mining Claim Survey No. 5365, which is owned by Commonwealth Resources, LLC. The unpaid balance on the services and materials at June 30, 2012 is $48,622. While the Construction Lien was not filed against us, our Option Agreement between us and Commonwealth encumbers the title to the Nancy Hanks Mining Claim which could impair our future financing to our detriment.

15:   Exploration stage and early development stage mining companies experience a high rate of failure from the occurrence of unanticipated issues.

Potential investors should be aware of the difficulties normally encountered by exploration stage and early development stage companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and development stages. These potential problems include, but are not limited to, unanticipated problems relating to exploration and development, and additional costs and expenses that may exceed current estimates. The exploration stage also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure, or against which we may elect not to insure. In addition, there is no assurance that the expenditures to be made by us in the exploration of the mineral claims will result in determining the existence of proven/probable reserve deposits. Problems such as unusual or unexpected formations and other conditions are involved in exploration and often result in unsuccessful exploration efforts and such results could adversely affect the execution of our business plan.

16:   Our property insurance may not cover liability that we may be subject to in the future.

At the present time, we have a property liability insurance policy that covers all of our current surface operations. We cannot ensure that a property liability insurance policy will continue to be available, or to be available at a favorable rate, which would force us to proceed in implementing our business plan with inadequate or no property liability insurance. We cannot ensure that our current coverage will sufficiently protect us against all unanticipated hazards, and if and when our operations expand to include more extensive above surface and underground exploration, our current property liability coverage may be insufficient. The payment of such liabilities, that are uncovered, or insufficiently covered, by our current property liability policy, may have a material adverse effect on our financial position.

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

As the Company moves into the development stage, we anticipate that we will incur increased operating expenses without realizing any significant revenues. We expect to incur continuing and significant losses into the foreseeable future. As a result of continuing losses, we may exhaust all of our resources and may not be able to complete exploration of our acquired and optioned mineral claims. Our accumulated deficit will continue to increase as we continue to incur losses. We may not be able to generate profits or continue operations if we are unable to generate significant revenues from future mining of the mineral claims even if we exercise our options and our business will most likely fail.

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

20:   The Company has opened a portal at the Nancy Hanks Mine for underground mining.

While the Company has been successful in opening a portal at the Nancy Hanks Mine, it is only 400 feet deep. There is still substantial work to be done in order to bring mineralized material to the surface. While we are confident that we can bring mineralized material to the surface, there are still hazards with respect to cave-ins, explosions, water flooding, injuries to work personnel, fluctuations in production cost, unanticipated variations in grade and other geological problems which may cause delays, further expense and slow downs. These potential delays could have an adverse effect on our ability to meet deadlines and cause a failure to achieve our business plan goals to the detriment of our shareholders.

21:   The mine exploration business is highly competitive.

The mine exploration business is highly competitive. Our preparation activities will be focused on exploring our mineral property in order to determine the existence of proven/probable reserves. Many of our competitors have greater financial resources than we have. As a result, we may experience difficulty competing with other businesses regarding availability of equipment, qualified personnel, and future financing. If we are unable to retain qualified personnel, locate needed equipment while conducting exploration activities, or identify future financing, we may experience a delay in entering into the development and production stages and may be unable to achieve profitable operations, causing our business to fail.

22:   A ready market may not exist for the sale of any proven/probable reserves identified in the future.

Even if we are able to successfully explore, develop and prepare an established commercially minable proven/probable reserve deposit, a ready market may not exist for the sale of the extracted proven/probable reserves. Numerous factors beyond our control may affect the marketability of gold proven/probable reserves that are prepared for production. These factors include market fluctuations, the proximity and capacity of natural resource markets, processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, and environmental laws and regulations. These factors could inhibit our ability to sell proven/probable reserves in the event that we are able to successfully explore, develop, produce and prepare an established commercially minable proven/probable reserve deposit for extraction, resulting in a materially adverse affect on our financial position, and the potential failure of our business.

23:   Our operations are subject to numerous governmental permits which are difficult to obtain, and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.

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

24:   Our anticipated underground mining operations are subject to stringent federal and state safety regulations that could increase our cost of doing business, and may place restrictions on our operating methods. In addition, government inspectors under certain circumstances, have the ability to order our operations to be shut down based on safety considerations.

>Our anticipated underground mining operations at our Nancy Hanks underground mining site are regulated by the Mine Safety and Health Administration (MSHA) pursuant to Title 30 of the Code of Federal Regulations (CFR), and specifically Parts 47 Hazard Communication; 48 Training and retraining of miners; 56 Safety and health standards - surface; 57 Safety and Health Standards - underground; 58 Health standards for metal and non metal mines; and 62 Occupational noise exposure. These regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, the equipment used in mine emergency procedures, mine plans and other matters. The various requirements mandated by laws or regulations can have a significant effect on operating costs and place restrictions on our methods of operations. In addition, the Company is required to enact a safety program, including planned actions setting forth procedures for emergencies, which include, but are not limited to cave-ins, power outages, explosions, fire, inundation, ground control failures, and landslides. Failure to adhere to MSHA standards and regulations could subject the Company to costly fines, mine closure and possible injury and/ or death, which may become a source of liability and may create an adverse affect on any future revenues and the shareholders would be subsequently adversely affected.

25:   We are subject to Section 229.104 Mining Safety Statue and Regulations.

The Company had one citation and zero significant and substantial violations for the six months ended June 30, 2012, however, in the period ending December 31, 2011, we had two significant and substantial (S&S) violations and 30 citations pursuant to Section 104(d) of the Act (30 U.S.C.) 814(b). While we have dealt with these violations, any continued violations may subject us to sanctions and potential legal proceedings. Continued violations could also subject GHC to fines, disrupt our business, or cause closure of our business. These events could adversely affect our ability to raise capital, our ability to implement our business plan, and our shareholders would be adversely affected, as it relates to shareholder value.

26:   There is a limited potential for acid drainage from wastes on our exploration and future mining activities at the Garnet Mineral Property.

Although baseline water testing of the historic Garnet Mineral Property does not show, either widespread or, significant acid rock drainage issues, even after 100 years of mining in the area, our own geochemical testing of the mineralized material from our exploration activities shows a limited potential for acid drainage from our wastes. To mitigate this potential occurrence and reduce the risks from acid rock drainage, we propose good waste management practices such as, runoff control, lined tailings impoundments, and additional testing. While appropriate steps will be taken to prevent the potential for acid mine drainage, discharges of pollutants into the groundwater and the environment may occur and become a source of liability, which would have an adverse affect on any future revenues and our shareholders would be subsequently adversely affected.

27:   We must comply with all Environmental Protection Agency (EPA) requirements, such as the Clean Air Act and the Clean Water Act.

Throughout our exploration and future development and production activities on our Garnet Mineral Property, we fall under the jurisdiction of the EPA and must comply with all of their requirements such as the Clean Air Act and the Clean Water Act. While we believe that there is limited potential for non-compliance due to the minimal disturbance produced from our exploration activities, we work closely with the State of Montana Department of Environmental Quality ("DEQ") to assess and mitigate any potential environmental impacts through good waste management practices. Even through our waste management practices, there is no assurance that we can completely eliminate discharges of pollutants into the ground water and the environment, which may become a source of liability and may create an adverse affect on any future revenues and the shareholders would be subsequently adversely affected.

28:   Our exploration operations are subject to any future environmental regulations, which could result in additional costs and operational delays.

All phases of our operations are subject to current and future environmental regulations. Environmental legislation evolves in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that any future changes in environmental regulation will not adversely affect our exploration, development and production efforts.

29:   Our exploration activities rely upon our ability to retain our current mining permit and obtain additional permits for our future operations.

The majority of the wastes generated on the Garnet Mineral Property will be characterized as an exempt waste pursuant to the Bevill Exemption from the Hazardous Waste Rules under the Resource Conservation and Recovery Act ("RCRA"). Therefore waste management on our Garnet Mineral Property will be regulated by the DEQ through its' mine permitting process. Concurrently, we hold a Small Miner Exclusion Statement and an Exploration Permit and are in compliance with, the Small Mine Exclusion requirements required by the State of Montana DEQ. Our current plan is to continue our exploration activities through our small miner permit, until such time that our required surface disturbance is greater than five acres. We are required to obtain drilling permits, post bonds and perform remediation work for this physical disturbance to the land in order to comply with the DEQ and BLM laws, rules and regulations. While we have planned exploration program budgets for regulatory compliance, there is a risk that new laws, rules or regulations could increase our costs of doing business, preventing us from carrying out our exploration program and, therefore, adversely affecting our operational results.

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

31:   We may produce air emissions and pollutions that could fall under the jurisdiction of U.S. Federal Laws.

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

32:   Any new legislation that may be proposed could significantly affect the mining industry.

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

33:   Increased costs could affect our financial condition.

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

34:   In the event that our optioned mining claims become invalid, we will lose all rights that we have in the 23 patented and 122 unpatented mining claims.

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

In order to keep the 23 patented mining claims in good standing, the Granite County, Montana Treasurer requires assessed property taxes to be paid for each respective mining claim by July 31st of each year. If we fail to pay property taxes in a timely manner, we risk losing our rights in the 23 patented mining claims. Current annual maintenance fees amount to $29,680 for unpatented claims and current property taxes on the 23 patented claims amount to $1,540. If these fees are not satisfied by us and/or Commonwealth, we would lose our rights in the claims and our shareholders would be adversely affected.

35:   In the event that we fail to make our scheduled option payments, we will lose all interest that we have in the optioned patented and unpatented mining claims.

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

36:   In the event that our acquired mining claims and leasehold interests become invalid, we will lose the 90 and 177 unpatented mining claims and 8 leasehold interests.

On May 24, 2010, the Company entered into the Share Purchase Agreement with Commonwealth, to acquire 90 unpatented mining claims and 8 prospecting leases on United States BLM owned patented mining claims. We are required to make timely payment of all fees, including, but not limited to, all annual maintenance fees required by the BLM, and, if applicable, timely take any other actions necessary to keep all unpatented claims in good standing. The 8 leasehold interests on BLM-owned patented claims rely upon a prospecting permit obtained through the BLM. These leasehold interests will continue in perpetuity provided that the Company, (i) files an extension for its Prospecting Permit 90 days prior to the expiration date, (ii) tenders the annual rental payment, equal to $0.50 per acre, or a minimum of $20, (iii) drills or excavates at least one exploration hole, trench, test pit, or performs some other comparable exploration, and (iv) periodically updates the BLM on our operations plan and obtains and maintains an adequate bond. In the event we fail to maintain the acquired mining claims and leasehold interests in good standing, or in the event we do not exercise our option to purchase the 122 unpatented and 23 patented mining claims, we are required to convey the 90 unpatented mining claims and 8 leasehold interests to Commonwealth at no cost to Commonwealth. The invalidity, and loss of our acquired claims and prospector leases would have an adverse affect on any future revenues and the shareholders would be subsequently adversely affected.

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

The Company has been doing preliminary exploratory work on one (1) patented mining claim referred to as the Grant and Hartford patented mining claim, ms# 7327, for the purpose of potentially acquiring the mineral rights. As of the date of this Form 10-Q, the Grant and Hartford mining claim is not included in the Company's optioned, nor purchased, mineral rights. In the event we are unable to obtain the mineral rights to the Grant and Hartford mining claim, we will be unable to proceed with our exploration activities on the claim and will lose the value of our exploration results that we have already completed on the claim area. In addition, in the event we are unable to obtain the mineral rights, we may be unable to recover the expenditure of time and money devoted to the exploration, which would have an adverse effect on the implementation of our business plan and potential revenues.

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

The price of our common stock, our financial results, and our exploration and future development and mining activities may be significantly adversely affected by declines in the price of gold. Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world.

43:   We have not paid dividends in the past and do not expect to distribute cash dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock, and we do not anticipate doing so in the foreseeable future. In the future, the payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

44:   There is no public trading market for our Common Stock and no public market may develop.

Even though the Company's first Registration Statement on Form S-1 was declared effective by the SEC on January 5, 2010, there is no trading market for our common stock, and there can be no assurance that such a market will commence in the future. There can be no assurance that an investor will be able to liquidate his or her investment without considerable delay, if at all. If a trading market does commence, the price may be highly volatile.

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

46:   Our common stock is subject to certain restrictions on transferability.

Because our offerings of common stock have been made pursuant to Rule 506 of Regulation D and Section 4(2) promulgated under the Securities Act of 1933, as amended, and have not been registered, sales and other transfers of our common stock purchased in our various private offerings are subject to certain restrictions. Shareholders may become frustrated at their inability to liquidate their shares.

47:   Commonwealth owns a majority of our outstanding voting stock.

Commonwealth owns approximately 59.88%, or 20,759,532 shares of our total outstanding common stock. The following individuals, officers and affiliates of our Company, are members of Commonwealth and have beneficial ownership and the right to vote the following shares of our Company held by Commonwealth: Eric Sauve, 2,218,945 shares; Aaron Charlton, 11,645,181 shares; Kim L. Charlton, 2,255,830 shares and Rodney K. Haynes, 4,639,576 shares. Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholders votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transactions such as mergers. Eric Sauve is our President, CEO, CFO and a director, Aaron Charlton, our Senior Consultant and the Chairman of our Board of Directors, supervises our drilling program, deals with contractors and is our liaison with the BLM state and local agencies, Kim Charlton is Aaron Charlton's sister. The interests of Commonwealth and our management may not coincide with the interests of our shareholders, which could result in a loss of confidence by our shareholders or potential investors, adversely affecting the value of our common stock. Any conflicts of interest between the Company and Commonwealth could delay the implementation of our business plan, which could have a detrimental effect on our business and the value of our shareholders' investment.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The Company from April 10, 2012 through June 30, 2012, issued 179,500 shares of its no par value Common Stock at an offering price of $2.00 per share for an aggregate amount of $359,000, to fourteen (14) accredited investors in an exempt private offering pursuant to the Securities Act of 1933, as amended.

On April 15, 2012, the Company, pursuant to a Consulting Agreement, issued 3,500 shares of its no par value Common Stock to one (1) consultant for services rendered. The stock was valued at $2.00 per share for a total amount of $7,000. The shares were issued in an exempt private offering pursuant to the Securities Act of 1933, as amended.

On May 3, 2012, the Company settled $200,000 of accounts payable with Smith Contracting through the issuance of 100,000 shares of the Company's no par value Common Stock, valued at $2.00 per share, for services rendered. The shares were issued in an exempt private offering pursuant to the Securities Act of 1933, as amended.

On May 3, 2012, the Company, pursuant to the exercise of previously issued warrants, issued 5,000 shares of its no par value Common Stock to one (1) consultant for services rendered. The stock was valued at $2.00 per share for a total amount of $10,000. The shares were issued in an exempt private offering pursuant to the Securities Act of 1933, as amended.

In June 2012, the Company issued 9,513 shares of its no par value Common Stock valued at $14,375 that was previously recorded as shares payable. The shares payable were recorded in the prior year in exchange for equipment.

Subsequent Issuances

The Company from July 1, 2012 through July 19, 2012, issued 76,534 shares of its no par value Common Stock at an offering price of $2.00 per share for an aggregate amount of $153,068, to five (5) accredited investors in an exempt private offering pursuant to the Securities Act of 1933, as amended.

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

Use of Proceeds From Registered Securities

The Company's Registration Statement filed on Form S-1 was deemed effective by the United States Securities and Exchanges Commission on January 5, 2010. The file number for this Form S-1 is 333-155507. The Company's offering in connection with this Registration Statement has not yet commenced due to the fact that the Company has not, as yet, filed its application on Form 211 filing with the Financial Industry Regulatiory Authority ("FINRA") and the subsequent filing with DTC in order to begin electronic trading.

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.     Mine Safety Disclosures.

The Company did not receive any citations for mine safety in the second quarter ended June 30, 2012. However, at the end of the first quarter ended March 31, 2012, we had only one minor infraction, which occurred in the fourth quarter of 2011. The citation was for not filing the quarterly report (MSHA Form 7000-2) for the fourth quarter in a timely manner.

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

ITEM 6.     Exhibits.

Exhibit Number	Description
10.45	Reimbursement Agreement between Grant Hartford Corporation and Commonwealth
10.46	Promissory Note from Grant Hartford to O'Keefe Drilling Company
31.1	Certification of the Chief Executive Officer, Chief Financial Officer and Director as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer/Chief Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GRANT HARTFORD CORPORATION
Registrant

Date: August 14, 2012	Date: August 14, 2012

By: /s/Eric Sauve Eric Sauve President, Chief Executive Officer, Chief Financial Officer and Director	By: /s/David Gilmer David Gilmer Principal Financial Officer