Form 10-K/A
period 2011-12-31
GRANT HARTFORD CORP
filed 2012-10-16
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
Amendment No. 1

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

As of April 6, 2012, the Registrant had 34,270,541 shares of its no par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

GRANT HARTFORD CORPORATION
FORM 10-K/A

For the fiscal year ended December 31, 2011

TABLE OF CONTENTS

PART I

Page
Item 1. Item 1A. Item 1B. Item 2. Item 3. Item 4.	Business. Risk Factors. Unresolved Staff Comments. Properties. Legal Proceedings Mine Safety Disclosures.	7 73 90 90 100 100

PART II

Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9. Item 9A(T). Item 9B.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Selected financial data. Management's Discussion and Analysis of Financial Condition and Results of Operations. Quantitative and Qualitative Disclosures About Market Risk. Financial Statements and Supplementary Data. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Controls and Procedures. Other Information.	100 105 105 113 113 113 113 115

PART III

Item 10. Item 11. Item 12. Item 13. Item 14.	Directors, Executive Officers and Corporate Governance. Executive Compensation. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Certain Relationships and Related Transactions, and Director Independence. Principal Accounting Fees and Services.	115 120 123 125 126

PART IV

Item 15.	Exhibits, Financial Statement Schedules. 10.42 GHC CRW Option Agreement 2nd Amendment 10.43 Amended Common Stock Rescission and Exchange Agreement 31.1 Eric Sauve Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 31.2 David Gilmer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 32.1 Certification pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002	127
Signatures Index to Financial Statements	127 F-i

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

Tailings - The finely ground material that remains after all economically recoverable metals or proven/probable reserves of economic interest has been removed from the deposit through milling and processing. Tailings may or may not contain economically recoverable metals or proven/probable reserves.

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

Vulcan (Maptek) - is a comprehensive system for mineralized material evaluation, open pit and underground mine design, mine planning and production, used by geologists, engineers and surveyors daily.

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

We have not determined the down-dip limits of the gold-bearing veins, but a deep test hole that we drilled intersected 0.25 OPT gold in a vein at 900 feet. We infer that the seven veins branch outward from a common source at depth in the Garnet granite stock, and that the ultimate source could be thousands of feet deep.

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

Our proven reserves in the Nancy Hanks and Willie vein structures represents only 1500 feet of total vein strike-length in a district with a minimum of 30,000 feet of mapped vein strike-length. It also only represents the upper 500 feet or less of the veins. Furthermore, the Grant Hartford, Lead King, and Willie veins occur within the Garnet Range quartzite, and occupy the crest of the Deep Creek anticline, which plunges northwest, and it is reasonable to expect each of the veins to continue to the northwest along the anticlinal crest for some 4000 linear feet. It is geologically feasible that the reserves represent 5% or less of the vein structures that might ultimately be mined in the Garnet District. The resources near Coloma and east of Day Gulch would add significantly to that estimation.

Conclusion:

In spite of its historical productivity, the gold bearing veins of the Garnet-Coloma District have only barely begun to be explored with systematic surveying, geologic mapping, drilling, assaying, and subsurface modeling. We have blocked out mineable gold reserves and resources in vein systems whose boundaries extend in three directions beyond the reaches of our drill stems in 2010.

NANCY HANKS MINE
Ovando
2330 m
Blackfoot River
Greenough
MISSOULA INTL AIRPORT
MT200
Potomac
Milltown
Bonner
Missoula
Turah
NEVADA VALLEY
WALES CREEK STUDY AREA
Nancy Hanks Mine
Garnet
GARNET RANG
Clinton
Lolo
Bitterroot River
2115 m
2282 m
Clark Fork
BEARMOUTH NATIONAL GUARD TRAINING AREA
Drummond
N
W
E
S
WELCOME CREEK
MOUNTAINS
Legend
Town
Unimproved Road
Mine Site
Highway
2581 m
Stevensville
0 4.25 8.5 17 25.5 34
Miles
2419 m
Jeff Switzer
Geologist/GIS Specialist
Grant Hartford Corporation
March 1, 2012

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

2011 Mining Of Lead King Dumps

Commencing in June, 2011, GHC subcontracted with Smith Contracting, of Butte, Montana, to extract the Lead King ore dumps and truck the ore to the Golden Sunlight Toll Mill, located in Whitehall, Montana. This project had two primary objectives. The first objective was to perform reclamation activities and to prepare the site for the development of the planned Willie Lode Mine. The task was to remove approximately 60,000 tons of material, making way for a one-acre, level landing for the Willie Mine development. Smith Contracting screened 60,000 tons of the dumps to -2 inches, producing 32,000 tons of ore that was shipped to Golden Sunlight for processing. The Company recovered 1,500 ounces of gold from this from this operation. The oversize waste material that was not economical to ship for processing, comprising 28,000 tons, was utilized as gravel to resurface 1.6 miles of haul road for the Nancy Hanks Mine. The road work and Willie Mine site preliminary development was completed during the Fall of 2011. Both now provide a safe road system for hauling ore in the years to come and site preparation for the future Willie Mine.

2012
Garnet Project
Nancy Hanks Mine Plans and
High Grade Stopes

Introduction

This report outlines mine plans to commence in 2012 for the main Nancy Hanks mineralized structural ore zone (NH3) and current mine planning at the Garnet Project. It will discuss the intention to begin extraction of Nancy Hanks ore by targeting the "higher grade" sections of the larger NH3 Ore zone. A more detailed discussion on proposed mining methods can be found in the section below.

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

An ore block has been identified and will be encompassed by the development decline and ore access drifts. The development work being completed, production from the stopes will start. Grant Hartford Corporation will use a method called End Bite Timber Stull Stoping. This is an older technique used in difficult (the difficulty is that the vein lays over at a 39 degree angle) narrow vein mining. End Bite Stoping using the Timber Stull has been successful in narrow vein mining. ***Mining Engineering Handbook, Volume #1, A. Cummins and I. Given, section 12.9 and 12.9.3 copyright 1973.

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

New Nancy Hanks
Mine Plan 09/12
963700 N
963600 N
963500 N
963400 N
963300 N
963200 N
963100 N
963000 N
NH3g
NH3e
NH3d
NH3c
NH3a
NH3f
N
LEGEND
Decline
Ore Zones
Ore Access Drifts
Vent raise
100ft
100ft
"Marble" Vein
Map Prepared by
J. Robert Flesher
VP Geology and Mining
GrantHartford Corp.
1005700 E
1005800 E
1005900 E
1006000 E
1006100 E
1006200 E
1006300 E
1006500 E
1006600 E
1006700 E
1006800 E
Vulcan

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

Based on drill exploration results, an ore body model was created and block model and reserve estimations were completed using Vulcan 3-D mine modeling software. Modeling of the higher-grade sections of the NH3 Vein High resulted in 14,005 tons of material grading .727 OPT Au, containing 10,183 ounces Au in the proven category and 33,853 tons of material grading .540 OPT Au, containing 18,295 ounces Au in the probable category. A breakdown between proven and probable categories is contained in the chart starting on page 23.

A mine plan and design for these high-grade sections was completed based on this reserve model. This plan also includes extraction of a smaller, satellite zone lying to the south, which is found in a flat structural zone within a marble section. Drilling and Vulcan 3-D modeling completed in 2008 and 2009 resulted in a reserve estimate for this "Marble" zone. The current reserve estimate contains 8667 tons grading .311 OPT Au in the proven and probable categories. Category breakdown is contained in the chart starting on page 23. The estimates of tonnage and grade for Grant Hartford's proven and probable reserves are current estimates.

3-D View
Nancy Hanks Mine Plan

Marble Zone
NH3b
NH3A
NH3c
NH3e
NH3d
NH3g

LEGEND	
	Decline
	Ore Zones
	Ore Access Drifts
	Vent raise

Map Prepared by
J. Robert Flasher
VP Geology and Mining
GrantHartford Corp.

MAPTEK Vulcan

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

·

5810 Level - This level will access the Marble zone with 218 feet of access drifting and 420 feet of ore boundary drifting. This ore zone, we believe, will provide 8667 tons of material, grading .311 OPT Au.

·

5770 Level - Only one high grade zone will be mined on this level. 177 feet of waste-drifting will access the uppermost portion of the NH3 vein and approximately 1289 tons, grading .786 OPT Au, will be removed from this level.

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

Conclusion

During extraction of the seven "high-grade" NH3 zones and the Marble zone, we expect to produce 56,525 tons of material, grading .551 OPT Au, containing 31,169 ounces Au. There will also be approximately 9,527 tons of mineralized vein material that will be removed between the high-grade zones. This material will be stockpiled and sampled.

Grant Hartford has concluded that targeting the high-grade sections of the NH3 vein structure initially will provide for profitable completion of this phase I plan.

2012 High Grade NH3 Mine Plan Reserve Estimate

In establishing the cutoff grade, we determined that the data from the Nancy Hanks Mine is sufficient to indicate that a minimum of this grade can be attained in the quantity calculated. Drilling has defined over 575 feet along strike and an average dip length of about 350 feet. Drill data is sufficient to indicate that the calculated tonnage can be mined and processed from this deposit. Three to four drill holes were drilled on sections every 50 feet along strike. The continuous nature of the deposit was defined with no breaks in mineralized structure for a distance of over 575 feet. Concentration of data is sufficient to allow the majority of the material to be put in to proven and probable reserve categories. This table assumes all material will be extracted within the ore zone and includes low grade dilution. The testing conducted by the Company at a third party independent laboratory and the previous experience of the Company in shipping and processing ore at the Golden Sunlight mill confirms the gold recovery rate at a minimum of 91%. The total operating costs ($12,348,569) used to calculate the cutoff grade is for 18 months of production. The 3 year average gold price is currently $1,276. Using these figures the economic cutoff grade is .410 OPT Au. As material is produced each load will be sampled and assayed before shipment to ensure the cutoff grade is maintained as a minimum.

The reserve estimation cutoff grades are set in Vulvan. This is done to exclude any questionable high assays which might bias the reserve estimate or to exclude sub-ore grade material from the estimate.

The reserve estimates generated in Vulcan presented below used cutoff grades for the NHa-g veins of; Lower Cutoff Value = 0.000 OPT Au and an Upper Cutoff Value of 20.0 OPT Au. No samples assay values of over 20.0 OPT Au exist in the data set so all data was included in the estimate.

The Marble Vein estimate used a lower cutoff of .100 OPT Au and an Upper cutoff value of 20.0 OPT Au. Material below .100 OPT Au is not included in the estimate.

Ore Zone	Category	Tons	Grade	Ounces

NHa	Proven	7196	.699	5029
	Probable	15346	.566	8682
NHb	Proven	5046	.893	4504
	Probable	3315	.909	3013
NHc	Proven	0	0	0
	Probable	4855	.547	2657
NHd	Proven	1763	.369	650
	Probable	7693	.327	2513
NHe	Proven	0	0	0
	Probable	0	0	0
NHf	Proven	0	0	0
	Probable	1445	.784	1133
NHg	Proven	0	0	0
	Probable	1199	.248	297

NH Total	Proven	14005	.727	10183
	Probable	33853	.540	18295

Marble	Proven	3741	.358	1338
	Probable	4926	.275	1354

Total All		565254	.551	31170

The data presented above was generated by J. Robert Flesher, using Vulcan 3-D mine modeling software.

It should be noted here that all material will be removed from each high grade zone during mine activities. Separation of proven and probable material would be difficult to achieve by conventional mining methods.

The tonnages and grades represented here do not contain any allowance for dilution, however, given that they are all relatively small ore zones and dilution should be expected to be no more than 10%. Recovery loss should be minimal due to the shorter stope levels. Extensive metallurgical test work has been completed on the Garnet area material. All methods including leach, flotation, and gravity concentration has resulted in an average recovery of over 90%.

The reserve estimates presented in this document represent only a portion of the total identified mineralized material on the Garnet Property.

As disclosed in this document, Grant Hartford Corporation does not yet own most of the mining claims outright, but it does have the exclusive right to mine them and to retain all revenues derived therefrom except a 5% net smelter return due to Commonwealth Resources, LLC. Since the financial tables take into account the payment obligation to Commonwealth Resources, the quantities disclosed in this document are for the entire mine/deposit.

Sampling - Q/A Q/C

Overview

Three sample types were collected during exploration activities at the Garnet property. Reverse circulation drill cuttings, core splitting and sampling, and hand/grab/channel sampling. Drill cuttings are by far the most numerous. Four core holes were completed in 2010. Hand/grab samples of various exposed vein zones were taken.

Reverse Circulation Samples

Drill cutting samples were collected by O'Keefe Drilling personnel with the supervision and assistance of Grant Hartford personnel. Drill cuttings were run through rig-mounted rotary splitters. 5-10 lbs of sample were taken every 5 feet for assay. Smaller intervals were sampled where a vein zone was able to be identified. Chip trays were made for each hole corresponding to the samples taken. These chip trays were used for assay sample selection and geologic interpretation. All sample bags and chip trays were provided by Grant Hartford. Hole ID #'s and intervals were recorded on each sample bag.

Core Samples

All core samples were boxed and intervals marked by core drilling personnel with supervision and assistance of Grant Hartford personnel. Core samples were transferred to a sample logging shed on site. GHC geologists logged, split, and created samples for submittal. All core samples were sent to Chemex Laboratories for certified assay. Duplicates of all high grade portions of the core samples were sent to Mt Powell labs in Deer Lodge, MT.

Grant Hartford has a policy of submitting at least 10% of all samples for duplicate assays. During 2008, 1879 samples were sent out for assay. Of these 279 were assayed in duplicates of 2 to 4. These duplicates show a average deviation from the mean of 14.6%. These results compare well to Pegasus duplicate results (1989-1992) which found an average standard deviation of 15.5%. Similar levels were sent for duplication in 2009. During 2010 all samples collected were run in duplicate.

Grab Samples

All grab samples from surface exposures were collected by GHC personnel. Samples are assayed to determine mineral content for future exploration and were not used in any reserve estimates.

Sample Custody/Transfer

All samples were stored on site until ready for transfer to the assay lab. All samples chosen for assay were delivered to the lab by Grant Hartford personnel. All samples determined to be waste are stored on Grant Hartford property. After assay, all rejects are returned to the job site for storage.

Assay Procedure

Samples were originally assayed by both Norris Lab of Norris, MT and Mt Powell Lab of Deer Lodge, MT. Due to the closer proximity and significantly lower assay costs, the Mt Powell lab was chosen for the majority of assay work.

The following assay procedure was received from Mt Powell Lab, Deer Lodge, MT.

"Samples are dried, crushed two times to minimum of 80% passing 1/4 inch, split to about 250 grams, and ground for the pulp.

Any crucibles which had samples over .4 oz/T are pulled from reuse (blank from such a crucible would be about .002 oz/T)

Blanks and Standards are used with each set of samples.

Duplicates use the same pulp. Reruns are done in duplicate using a second spilt."

Pegasus Samples

Pegasus drill data (1898-1992) includes 147 reverse circulation holes and six core holes resulting in 47601 feet and 1710 feet of drilling respectively. These samples were collected by Pegasus personnel and assayed at Silver Valley Labs, Chemex labs, and Pegasus labs.

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

2012 Ore-Processing Plans

Grant Hartford's 2012 Operational Plan to mine and process high-grade ore includes the construction of an onsite milling and concentration facility. The Company currently owns an impact crusher rated at 80 tons per hour. The high-grade gold ore will be crushed to a quarter-inch as it is stockpiled on the surface from the Nancy Hanks Mine with the intention of shipping this ore to the Golden Sunlight Mill in Whitehall, Montana.

Extensive metallurgical test work has been completed on the Garnet area material. All methods including leach, flotation, and gravity concentration has resulted in an average recovery of over 90%.

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

Argenta block:

The Argenta block surrounds or is adjacent to at least 17 small historic mines, including the Jack, Goldfinch, Dutchman, Argenta, Golden Era, Sylvia, Carbonate, Rena, Legal Tender, Midnight, and Mayday mines in the Precambrian quartzite and phyllite, and the Goodview, Groundhog, Governor Tilden, Tuscarora, and Dexter mines in the Paleozoic carbonates. The Golden Era, Midnight, Goldfinch, Rena, and Gladstone produced a combined total of $1,150,000 in gold by 1935. Gold reportedly averaged 0.39 oz/ton. The ultimate source of the ore was an intrusive sill along the underlying Ermont thrust and small sills and dikes that branched from the main sill in an overlying fan of faults and fractures. The Ermont thrust branches from the regionally important Grasshopper thrust, which has numerous associated mines and prospects. Gold occurred in broad parallel shear veins in the Precambrian rocks above the Argenta thrust, while the Paleozoic carbonates below the thrust were dominated by pockety-replacement lead-silver veins with lesser gold. Ore shoots were typical in all rock types.

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

Red Pine block:

The Red Pine fissure vein trends N20E to N45E and dips 50NW, and is up to 10 feet thick. It is hosted by Archean Cherry Creek marble at the marble-gneiss contact. All ore shoots are in the marble beds. In addition to gold, the Red Pine vein contained black microcrystalline quartz, pyrite, chalcopyrite rimmed by galena, tetrahedrite, calcite, and graphite. Workings consist of 1,500 feet of cross-cuts and 1,000 feet of drifts. The main ad it is intact.

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

The Morning Glory block has four steeply-dipping gold-bearing veins that occur in a band that strikes E-W. Ore shoots are 6 inches to 5 feet wide and 50-100' long. The mine mostly produced silver (268,000 oz), but produced 2,484 oz of gold. It lies at the west end of Comet-Gray Eagle shear zone, with carbonate rather than pyrite gangue.

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

Slim Jim (Miller) block:

The Slim Jim block is in the northern Big Belts at the head of Confederate Gulch, which produced some 500,000 oz of gold from placer gravel on the Montana bar, two miles to the south. The block is thought to be the mother lode for the placer. The vein trends N35E and dips 20NW and occurs along the contact between a small granitic stock and the Newland Formation of the Belt Supergroup, in a NW trending anticline. The stock is silicified for 1-4 feet and irregular quartz stringers are in the Newland country rock. Native gold is seen in the stock and in veinlets along bedding. Drilling in 1968 and 1969 encountered rich intercepts. The gold occurs with pyrite some chalcopyrite, galena, and sphalerite. A nugget valued at $2200 was mined in 1947, and 9,108 oz of gold was mined from 1901-1948. Drilling indicates that the vein gets richer with depth. There seems to be some extremely rich vein intercepts, but they may not be thick or continuous.

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

Ambassador block:

Placer gold found in Granite Creek was derived from the quartz veins in the Ambassador district. Five NW-trending quartz veins have been reported at the surface. Free gold was reported to have been seen in all veins. Two main quartz veins produced gold in the Ambassador district. The Lulu vein trends N45W and dips 45-53 N, and pinches and swells in a mineralized fault zone that assays quite high in gold, with silver and lead, with galena and pyrite. The Wanda vein strikes almost E-W and dips 45 N, and occupies a granitic stock. It is a silicified shear zone about 10 inches wide. The average grade of gold ore from the Ambassador mines was 0.41 oz/ton. The Lulu vein was most productive. The GHC claims lie along the trend of the Lulu vein just to the NW of the granitic stock. A geological report in 1952 concluded that the mineral potential was better in the Prichard Formation with distance from the contact of the granitic stock.

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

Historic mining activities took place throughout the Garnet area from 1880 to 1941. However, no known contamination issues from this time have been found to date. Surface and groundwater sampling programs have confirmed this statement. No surface disturbance issues have been carried over from the previous mining activities on the property. Historic dumps from the Lead King Mine area are currently being screened and shipped for processing. The area will be recontoured and revegetated after completion. All current operations are monitored and bonded with the Montana Department of Environmental Quality and/or the Bureau of Land Management and reclamation is completed immediately upon the completion of the task.

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

Grant-Hartford's 2008-2010 exploration drilling program explored the Nancy Hanks vein system and the Willie vein system.

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

Our proven reserves represent only 1500 feet of total vein strike-length in a district with a minimum of 30,000 feet of mapped vein strike-length. It also only represents the upper 500 feet or less of the veins. Furthermore, the Grant-Hartford, Lead King, and Willie veins occur within the Garnet Range quartzite, and occupy the crest of the Deep Creek anticline, which plunges northwest, and it is reasonable to expect each of the veins to continue to the northwest along the anticlinal crest for some 4000 linear feet. It is geologically feasible that the reserves represent 5% or less of the gold resources that might ultimately be mined in the Garnet district. The resources near Coloma and east of Day Gulch would add significantly to that estimation.

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

Conclusion:

In spite of its historical productivity, the mineralized material in the Garnet-Coloma district have only barely begun to be explored with systematic surveying, geologic mapping, drilling, assaying, and subsurface modeling. The results from our 2008-2010 drilling program indicate that we can now continue preparation of the proposed underground mining activities. We have designated several vein systems of interest whose boundaries extend in three directions beyond the reaches of our drillstems in 2010. Structural analysis indicates that the gold-bearing veinsemanated from the Garnet stock as part of a regional system of structural features, and are therefore geometrically systematic.

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

"Between December, 1989, and December 1992, Pegasus conducted an exploration program covering over 22 square miles and employing airborne magnetics, IP, and resistivity surveys. Drill targets were defined using geologic mapping, [and] rock, soil and trench geochemistry. Fourteen targets were drill tested with 147 reverse circulation holes (47,601 feet), and six core holes (1,710 feet)." This exploration program designated mineralized material located in "the Nancy Hanks deposit using 16 north-south cross sections," and reported "tonnages for 129 polygonal blocks on these cross sections as defined by intercepts in 43 reverse circulation drill holes, nine trenches, and three core holes." These calculations resulted in a resource estimate of 3.2 million tons, with an average grade of 0.04 ounces AU per ton.

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

Current Operations

2008 Operations

The Comany's 2008 exploration program was designed to quantify, through the use of definition drilling, both open pit and underground mine mineralized material targets identified by the previous Pegasus exploration program. J. Robert Flesher, our Vice-President of Geology and Mining, prepared the "Nancy Hanks Project Geology and Drilling Report for 2008," wherein the results for the Company's 2008 exploration program were detailed. During the second half of 2008, we began a definition drilling program consisting of 54 reverse circulation drill holes (12,497.5 feet), examining three mineralized vein systems. Drill targets were based on results from exploration conducted by Pegasus between December 1989 and December 1992 and other historical records, maps, and other geologic reports. Pegasus completed 147 reverse circulation holes (47,601 feet) and six core holes (1,710 feet). Combined, the total drill footage available for reserve calculation and mine planning is 31,808.5 feet.

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

The highlight of the 2010 drill season was the "discovery" of a mineralized, very prolific vein structure which is an extension of the same vein mined in the historic Dewey mine. Following up on promising results from drilling completed in 2009 (13 holes totaling 5480 feet), 30 reverse circulation drill holes, totaling 18,065 feet, and two core holes, totaling 933 feet, were completed in 2010, allowing us to extend the known mineralized zone on the northwest Nancy Hanks vein model to over 580 feet along strike.

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

The Tostman zone lies approximately 1,400 feet to the west of the last drill station completed at the Nancy Hanks. Preliminary exploration results suggest that both the Tostman as well as the zones mentioned in this section III, may lie along the same structural trend. We anticipate completing wide spaced drilling over the 1,400 foot gap in data during 2011.

IV. Tostman Vein System

Eleven holes on four drill stations were permitted and bonded through the Prospectors Permit in 2010. These stations were not drilled in 2010 due to limited drill availability; however, we anticipate completing them in 2011.

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

Equipment, Materials and Suppliers

Contracting; pad construction, reclamation: Mining Equipment; Drill Supplies: Reverse Circulation Drilling:	Garnet Range Resources, LLC, Missoula, MT North West Mining Supply, Wallace, ID Miners Inc., Riggins, ID O'Keefe Drilling, Butte, MT

Consulting Firms

Water Resource Baseline Study: Mill & tailings pond location & survey: Drill hole survey & mapping: Mill feasibility and engineering: Assay:	Kirk Engineering, Sheridan, MT Kirk Engineering, Sheridan, MT WGM Engineering, Missoula, MT CDM Engineering, Helena, MT Norris Labs, Norris, MT Olmstead Labs, Deer Lodge, MT

Internal Accounting: Legal:	JCCS, Missoula, MT Raul N. Rodriguez, Esq. Denver, CO David Rodli, Esq. Missoula, MT Dorsey & Whitney, Seattle, WA

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

The 2010 exploration season has been completed and has proven to be our most successful season to date. We have significantly improved our understanding of the geology of the district as well as improving our ability to predict where mineralized material can be expected. During 2010, we finished 66 reverse circulation holes and 4 core holes totaling 34858 feet and 1699 feet respectively. Although we drilled significantly fewer holes in 2010 vs. 2009, we were able to complete nearly the same total drill footage. The 2010 exploration season experienced many drill availability setbacks, yet we were able to add significantly to the overall resource with excellent results. The improved knowledge of the district we have gained has allowed us to be much more efficient with our exploration and ore definition planning and will continue to be built upon in 2011.

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

Structurally, the district has a general east-west fabric which parallels the contact between the granodiorite and the sedimentary rocks. There are several large fault systems none of which indicate movement of over a few hundred feet. Most of the faults strike E-W in the Nancy Hanks system and range from 20-40 degrees dipping north. More complex faulting is found in the south east portion of the project area and structures strike NE/SW with perpendicular faults. Fractured zones and/or bedding planes along the contact area, allowed hot fluids (probably associated with the stock placement) to permeate the granodiorite and fill fractures in the sedimentary sections and leave economically valuable minerals. Many of the fractures are quartz filled and contain various low levels of sulfides (primarily pyrite). The higher grade veins generally contain large amounts of leached sulfides and give rise to a "red ore." Gold is the most common economic mineral in the district including telluride minerals, with minor amounts of silver and copper.

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

The highlight of the 2010 drill season is the "discovery" of a high grade, vein structure which is an extension of the same vein mined in the historic Dewey mine. Several holes were completed here in late 2009. These results in addition to historic maps and reports (Pardee 1916, Pitt Report 1917) indicated that the high grade structure continues to the northwest. Notes from these maps say "12 samples were taken on no. 7 level in 1917 by Pitt indicate a shoot 135' long averaging 2.5' at 1.5 oz Au, 4.0 oz Ag, 1.1 % Cu, and 410 tons on top ready for shipment averaging 1.63 oz Au, 6.05 oz Ag, 2.1% Cu".

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

Resource estimates for the northwest portion of the Nancy Hanks vein system at the end of the 2009 drill season indicated approximately 70,000 tons containing over 13,000 ounces. With the addition of the 2010 drill results, the updated resource model currently indicates over 188,000 tons at .265 OPT Au containing 49879 ounces Au.

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

We are now able to more accurately predict the intercept depth of this structure. We are currently fan drilling 3 holes on 50' centers along strike. This spacing gives us the ability to bring most of the material in each section to a proven or probable category. We have added over 250' along strike to the known mineralized model during the last several months of 2010 containing over 188,000 tons and over 49000 ounces Au. Our final drill section for 2010 continued to intercept the mineralized structure. This trend will continue to be defined to the west in 2011.

Three-dimensional view of the Nancy Hanks Vein showing the historic Dewey Mine workings and current mineralized vein structure model. View is to the southwest and shows drill hole penetrations.

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

The Tostman mineralized zone had 4 drill stations planned for 2010 which fall under the Prospectors Permit and is located approximately 1800' west of the Nancy Hanks pit area. Due to drill availability problems, no holes were completed in the Tostman zone in 2010. The geology in the Tostman zone is very similar to the Nancy Hanks pit area and the mineralized structure is contained in altered Garnet Range granodiorite adjacent to the contact zone with the sedimentary sequences. As stated previously, we feel this is the same vein system found in the Nancy Hanks zone. We are confident we will be able to connect these two zones which will give us a strike length along this structure of over 2100 feet. Currently, resource modeling of all drill information to date indicates that there are over 3,000 ounces of contained gold. Additional drilling will be conducted here in 2011 to further define this deposit as it is open in 3 directions.

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

Item 1B.     Unresolved Staff Comments.

None.

Item 2.     Properties.

Our mailing address is 2620 Connery Way, Missoula, Montana 59808. During the third quarter of 2011, we moved our executive offices into cabins owned by Commonwealth, which are located on the Garnet Mineral Property, at 7 Tiger Lode Trail, Garnet, Montana. We do not pay Commonwealth rent for the use of this space under the terms of the amended option agreement that allows us to make surface improvements in lieu of cash payment of the annual option payment. We also rent a 1,000 square foot field office at 43 C Street, Drummond, Montana, pursuant to an oral agreement on a month to month basis at a rate of $650 per month. These facilities are sufficient for our current needs; however, we may require larger facilities as we carry out our business strategy.

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

GHC Claim Map 05/12

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

On February 14, 2012, AMERICAN BUILDINGS COMPANY, 1150 State Docks Road, Eufaula, AL 36027 filed a construction lien pursuant to Title 71, Chapter 3, of the Montana Code Annotated. However, as of the date of this Form 10-K, American Buildings Company has not filed any legal proceedings in respect to the construction lien.

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

GRANT HARTFORD CORPORATION
Registrant

By: /s/ Eric Sauve Eric Sauve President and Chief Executive Officer Date: October , 2012	By: /s/ David Gilmer David Gilmer Director and Secretary Date: October , 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Eric Sauve Eric Sauve President and Chief Executive Officer Date: October , 2012

By: /s/ Charles Yesson Charles Yesson Director Date: October , 2012

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