Form 10-Q
period 2012-09-30
GRANT HARTFORD CORP
filed 2012-11-19
CIK 1425392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 16, 2012, the registrant had outstanding 34,817,554 shares of its no par value common stock issued and outstanding.

GRANT HARTFORD CORPORATION
FORM 10-Q

For the quarterly period ended September 30, 2012

ii

ITEM 1.     Financial Statements

GRANT HARTFORD CORPORATION
(An Development Stage Company)

CONDENSED FINANCIAL STATEMENTS
September 30, 2012

Index to Financial Statements

Page #
Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	F-1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited), and Since Inception (March 15, 2007) to September 30, 2012 (Unaudited)	F-2
Condensed Statements of Stockholders' Equity (Deficit) From the Date of Inception (March 15, 2007) Through September 30, 2012 (Unaudited)	F-3 to F-4
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited), and Since Inception (March 15, 2007) to September 30, 2012 (Unaudited)	F-5
Notes to Condensed Financial Statements	F-6 to F-16

GRANT HARTFORD CORPORATION (Development Stage Company)
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash	$36,723	$1,894
Accounts receivable	717,297	253,646
Prepaid expenses and deposits	140,268	102,837
Total Current Assets	894,288	358,377

Non-Current Assets:
Due from related party	0	211,580
Buildings, improvements and equipment, net of accumulated depreciation of $585,346 and $294,130, respectively	1,546,530	1,471,764
Mineral rights	8,380,417	8,237,917
Total Non-Current Assets	9,926,947	9,921,261

Total Assets	$10,821,235	$10,279,638

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$3,277,124	$2,903,754
Capital lease payable	60,966	60,966
Short-term notes, net of discount	2,186,739	1,938,300
Related party short-term notes	385,229	82,584
Option payment: mineral rights	132,564	5,854
Lease access payment	60,000	0
Due to related parties	1,195,602	956,073
Total Current Liabilities	7,298,224	5,947,531

Long-Term Liabilities
Long-term notes	529,666	0
Total Long-Term Liabilities	529,666	0

Total Liabilities	7,827,890	5,947,531

Stockholders' Equity (Deficit)
Preferred stock: $0.0001 par value per share, 50,000,000 shares authorized, zero issued and outstanding	0	0
Common stock: No par value, 100,000,000 shares authorized, 34,807,554 and 34,224,541 issued and outstanding, respectively	25,875,179	17,723,379
Accumulated deficit - development stage	(22,881,834)	(13,391,272)
Total Stockholders' Equity (Deficit)	2,993,345	4,332,107

Total Liabilities and Stockholders' Equity (Deficit)	$10,821,235	$10,279,638

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

					Since
					Inception
					March 15,
	Three Months Ended September 30,		Nine Months Ended September 30,		2007 to September 30,
	2012	2011	2012	2011	2012

Revenue	$0	$0	$0	$0	$0

Expenses
Financial conference fees	0	0	0	0	31,250
Management fees	841,383	168,610	1,183,427	497,356	3,838,177
General and administrative	255,356	267,869	600,025	456,579	2,435,814
Professional fees	353,045	219,960	721,492	378,374	2,337,742
Geological and mining expenses	432,599	1,561,821	591,745	1,889,971	7,282,531
Interest expense	238,550	84,011	698,154	91,063	1,451,336
Surface access lease payments	15,123	15,123	44,927	44,876	323,302
Black-Scholes calculated non-cash expense related to warrant issuance	0	0	6,006,215	0	6,006,215

Income (Loss) Before Other Income (Expense)	(2,136,056)	(2,317,394)	(9,845,985)	(3,358,219)	(23,706,367)

Other Income (Expense)
Mill receipts, net	355,423	391,550	355,423	391,550	824,533

Net Loss	$(1,780,633)	$(1,925,844)	$(9,490,562)	$(2,966,669)	$(22,881,834)

Loss Per Share
Basic and Diluted	$(0.051)	$(0.058)	$(0.275)	$(0.089)	$(0.884)

Weighted Average Number of Shares Outstanding:
Basic and Diluted	34,722,297	33,473,880	34,492,777	33,224,762	25,885,630

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
SINCE INCEPTION (MARCH 15, 2007) THROUGH SEPTEMBER 30, 2012 (Unaudited)

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

GRANT HARTFORD CORPORATION (A Development Stage Company)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
SINCE INCEPTION (MARCH 15, 2007) THROUGH SEPTEMBER 30, 2012 (Unaudited)

	Common Stock Number of Shares Issued	Value	Subscriptions Receivable	Accumulated Deficit-Development Stage	Stockholders' Equity (Deficit)

Warrants issued for interest and services		7,002,425			7,002,425
Common stock issued for cash, net of issuance costs	363,000	726,000			726,000
Common stock issued for shares payable	9,513	14,375			14,375
Common stock issued in payment of liabilities	103,000	206,000			206,000
Common stock issued in exchange for services	78,500	157,000			157,000
Warrants exercised for common stock	29,000	46,000			46,000
Subscription recerivable			0		0
Net loss				(9,490,562)	(9,490,562)

Balance: September 30, 2012	34,807,554	$25,875,179	0	$(22,881,834)	$2,993,345

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,		Since Inception March 15, 2007 to September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,490,562)	$(2,966,669)	$(22,392,027)
Adjustments to reconcile net loss to cash from operating activities:
Common stock and warrants issued in exchange for interest and services	7,169,425	81,832	8,031,963
Mining expenses exchanged for related party receivables and prepaid expenses	245,374	0	245,374
Amortization of discount	248,439	47,018	539,425
Depreciation and amortization expense	291,216	182,447	585,346
(Increase) / decrease in accounts receivable	(463,651)	(1,125,808)	(717,297)
(Increase) / decrease in prepaid option payment	0	170,950	0
(Increase) / decrease in prepaid expenses and deposits	(83,225)	(24,659)	(160,797)
Increase / (decrease) in accounts payable and accrued expenses	1,183,411	1,466,642	4,806,599
Increase / (decrease) in due to related parties	239,529	193,945	1,190,854
Increase / (decrease) in option payment: mineral rights	126,710	0	132,564
Net cash flows from operating activities	(533,334)	(1,984,302)	(8,227,803)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of buildings and equipment	(79,424)	(255,227)	(807,793)
Investment in mineral rights	(142,500)	(142,500)	(1,005,417)
Net cash flows from investing activities	(221,924)	(397,727)	(1,813,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term notes	0	(100,000)	(139,079)
Proceeds from short-term notes	28,087	1,582,500	6,417,188
Common stock issued, net of issuance costs	762,000	920,046	3,588,677
Convertible notes payble	0	0	271,500
Payments on capital lease	0	(10,618)	(60,550)
Net cash flows from financing activities	790,087	2,391,928	10,077,736

Change in cash during the period	34,829	9,899	36,723
Cash, beginning of period	1,894	1,294	0
Cash, end of period	$36,723	$11,193	$36,723

SUPPLEMENTAL DISCLOSURES
Interest paid	$6,000	$2,866	$17,904
Income taxes paid	$0	$110	$200

NON-CASH INVESTING AND FINANCING
Long-term notes converted from accounts payable	$529,666	$0	$529,666
Liabilities assumed from related party	$0	$211,580	$211,580
Common stock issued for cashless warrants	$10,000	$0	$10,000
Common stock issued for mineral rights	$0	$0	$7,375,000
Common stock issued for equipment	$0	$300,000	$434,050
Common stock and warrants issued for debt and services	$220,375	$317,804	$5,428,349
Common stock and warrants issued for interest	$0	$0	$310,115
Debt and liabilities in exchange for equipment	$274,558	$634,400	$781,783
Due from related party in exchange for equipment	$12,000	$0	$12,000
Capital leases	$0	$0	$121,516

The accompanying notes are an integral part of these condensed financial statements.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements include all adjustments of a normal and recurring nature which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of September 30, 2012 and December 31, 2011, and the results of its operations and cash flows for the three and nine months ended September 30, 2012 and for the period since inception (March 15, 2007) through September 30, 2012.

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

The results of operations and cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year's operation.

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

September 30, 2012
Working Capital	$(6,403,936)
Acummulated Deficit	$(22,881,834)

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

The Company filed its Industry Guide 7 Report with the Mining Engineer of the SEC, on March 6, 2012. The SEC Mining Engineer had no objections to the disclosure of the information as set forth in the Industry Guide 7 Report. As a result, the Company will report as a Development Stage Company beginning with the first quarter of 2012. The Company has filed with the SEC, on Form 8 K, its disclosure of the Industry Guide 7 Report. No amounts have been capitalized related to mineral property exploration as of September 30, 2012 and December 31, 2011.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated mineral property costs are amortized using the units of production ("UOP") method based on estimated recoverable ounces or pounds in proven and probable reserves.

Long lived Assets:The Company periodically assesses the carrying value of long lived assets in accordance with FASB ASC 360 10. The Company evaluates the recoverability of long lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Mining assets, including mineral rights and mine development, are also periodically assessed for impairment in accordance with FASB ASC 360 10 and FASB ASC 930 360 35. There was no loss on impairment for the periods ended September 30, 2012 and December 31, 2011.

Revenue Recognition:Sales of all gold ore sold directly to the Company's buyer are recorded as revenues when title and risk of loss transfer to the buyer (generally at the time shipment is delivered to the buyer's port) at estimated forward prices on the fifth (5th) day of the month after the shipment was made. Due to the time elapsed from shipment and the final settlement with the buyer, we must estimate the prices at which sales of our gold ore will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the buyer.

Sales to the Company's buyer are recorded net of shipping fees, smelter returns, taxes, and charges by the buyer for assay and metallurgical testing, treatment, refining, smelting losses, and other charges negotiated by the Company with the buyer. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges do not vary materially from estimates.

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

There were no material derivatives at September 30, 2012 and December 31, 2011.

The Company has an agreement in place to sell a maximum of 30,000 short tons of ore from old tailings of the Lead King mine to Golden Sunlight Mines, Inc. Revenue generated from this activity is ancillary to the primary operations of the Company and is therefore classified as Other Income.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

2.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

The components comprising Other Income are as follows for the nine months ended September 30, 2012:

September 30, 2012
Gross value of ore processed	$1,220,318
Less mill fees	(300,209)
Less shipping fees	(506,680)
Less Montana Metalliferous Mine License Tax	(12,000)
Less net smelter return (NSR) fees per Option Agreement	(46,006)

Net Other Income	$355,423

Changes in market price of metals significantly affect the Company's revenues, results of operations, and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond the Company's control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, custom smelter activities, the relative exchange rate of the U.S. dollar, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because the Company's revenue is derived from the sale of gold, it's earnings are directly related to the prices of this metal.

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

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

3. MINERAL RIGHTS

	Balance	Impairment Recognized	Net Book Value
Garnet, Montana
stock issued 06/15/2007	$2,375,000	$0	$2,375,000
Garnet, Montana
option payment for 2007	102,917	0	102,917
Garnet, Montana
option payment for 2008	190,000	0	190,000
Garnet, Montana
option payment for 2009	190,000	0	190,000
Garnet, Montana
option payment for 2010	190,000	0	190,000
stock issued 06/24/2010	5,000,000	0	5,000,000
Garnet, Montana
option payment for 2011	190,000	0	190,000
Garnet, Montana
option payment for 2012	142,500	0	142,500
Total			$8,380,417

The Company makes annual payments of $190,000 pursuant to its Option Agreement with Commonwealth, a related party. Additions for the period ended September 30, 2012 represent the quarterly allocation of the option payment. The Company owes $132,564 and $5,854 in option payments as of September 30, 2012 and December 31, 2011, respectively.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

4. RELATED PARTY SHORT-TERM NOTES

The Company has three short term notes from the Company's CEO and his family with an original principal balance of $70,171. No payments have been made on these short term notes for the nine months ended September 30, 2012, leaving a balance of $70,171, which was due on January 18, 2012 at the annual rate of 12.50%. On January 18, 2012, the rate increased to 15% on $24,000 of the balance owed at September 30, 2012. On March 5, 2012, the Company obtained an additional note in the amount of $32,000 from the CEO's family. No payments have been made on this short term note for the nine months ended September 30, 2012, leaving a balance of $32,000. As of September 30, 2012 and December 31, 2011, accrued interest payable on these short term notes was $23,072 and $10,738, respectively.

The Company has one short term note from Robert Sanders, a member of its Board of Directors, and the Chairman of the Audit, Corporate Governance and Compensation Committee of the Board of Directors, with an original principal balance of $8,500, which was due in full on or before April 28, 2011. No payments have been made on this short term note for the nine months ended September 30, 2012, leaving a balance of $8,500, accruing interest at a rate of 20% per annum. As of September 30, 2012 and December 31, 2011, accrued interest was $2,496 and $1,225, respectively. On April 28, 2011, pursuant to the terms of the note, the Company issued 10,000 Penalty Warrants valued at $10,658 to purchase the Company's no par value common stock with an exercise price of $1.25 per share. The Penalty Warrants include a cashless exercise option.

On June 21, 2012, the Company signed a "Reimbursement Agreement" with Commonwealth Resources, LLC ("Commonwealth"), a related party. Pursuant to this agreement, the Company reimbursed Commonwealth for significant road, power, water, and septic infrastructure development made to the property in Garnet, Montana. The Company has agreed to reimburse Commonwealth $274,558 at the annual rate of 8.5% with interest calculated from October 1, 2011 through September 30, 2012. No payments have been made on this note through September 30, 2012 leaving a balance of $274,558 and accrued interest of $24,240.

5. SHORT-TERM NOTES

On July 22, 2011, the Company signed the Production Loan and Consolidated Payment Agreement, which included a short term note for an amount up to $1,250,000 which has been fully disbursed to the Company as of September 30, 2011. No payments have been made on this short term note for the nine months ended September 30, 2012, leaving a balance of $1,250,000, which is due in full no later than November 30, 2012, at the annual rate of 10% with a cash bonus of $125,000 due at maturity. Furthermore, the Company assumed liabilities of Garnet Range Resources, LLC owed to the lender in the amount of $211,580 (see Note 9 for more information), which was paid to the lender through the issuance of 169,264 shares of the Company's no par value common stock. In consideration of the making of the loan and in recognition of the significant risk to the lender in doing so, the Company issued 248,496 warrants valued at $189,036 to purchase the Company's no par value common stock with an exercise price of $1.25 per share. The warrants include a cashless exercise option.

On July 22, 2011, the Company signed the Agreement to Purchase and Sell Equipment, which included equipment valued at $703,450 in exchange for debt of $500,350, 107,240 shares of the Company's no par value common stock valued at $134,050, and credit for equipment rental previously paid in the amount of $69,050. No payments have been made on this short term note for the nine months ended September 30, 2012, leaving a balance of $500,350, which is due in full no later than November 30, 2012, at the annual rate of 6.5% and shall be paid from 18.75% of the net mill receipts from the anticipated underground mining operations at the Nancy Hanks mine site.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

5. SHORT-TERM NOTES (Continued)

On September 13, 2011, the Company began offering a series of Production Loan Agreements, offered pursuant to an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended ("Production Loan Agreement"). The Company began offering the Production Loan Agreement on a best efforts basis through its Officers, Directors, and Key Employees, for an aggregate offering of $1,000,000. The Production Loan Agreements are for a term of six months and pay interest equal to 20% per annum, which shall be paid from 10% of the net mill receipts related to shipments from the mining operations at the Lead King mine site located on the Company's Garnet Mining Property, starting November 1, 2011. Furthermore, in consideration of the entering into each Production Loan Agreement and in recognition of the significant risk to the lender in doing so, the Company issued 2,000 warrants to purchase 2,000 shares of the Company's no par value common stock with an exercise price of $0.00 per share ("Production Warrants") for each $10,000 loaned to the Company. As of December 31, 2011, the Company issued nine (9) Production Loan Agreements to accredited investors, in an aggregate sum raised of $660,000, which are due in full between March and June 2012. Additionally, as of December 31, 2011, the Company issued an aggregate of 132,000 Production Warrants valued at $264,000. Of the total Production Loan Agreements issued, four (4) of the loans totaling $310,000 converted to 155,000 shares of the Company's no par value common stock. In recognition of the foregone interest each lender was issued 5,000 warrants to purchase the Company's no par value common stock with an exercise price of $0.00 per share for each $100,000 loaned to the Company for a total of 13,000 warrants valued at $26,000. One Production Loan Agreement for $50,000 was converted on the same day it was signed and no interest was accrued. After conversion, the remaining principal balance of the Production Loans at September 30, 2012 and December 31, 2011 was $350,000.

In the event the Company is unable to repay the full amount of principal and interest within six months of the date of the Production Loan Agreement, the Company will issue 500 warrants to purchase the Company's no par value common stock with an exercise price of $0.00 per share ("Default Warrants") per $10,000 of unpaid principal per month until the earlier of the date of repayment or six months after the due date. As of September 30, 2012, the Company defaulted on five (5) production loans and issued a total of 105,000 Default Warrants valued at $210,000.

The above short term notes include a discount in the form of cash and warrants that have been charged by the lenders in consideration for making the various loans. The discount will be amortized to interest expense over the term of the related note, which is between six (6) and sixteen (16) months. For the period ended September 30, 2012, the gross discount was $578,036 of which $539,425 has been amortized and charged to interest expense leaving a net unamortized discount of $38,611.

6. CAPITAL LEASE PAYABLE

During 2009, the Company entered into a lease for computer software under a capital lease payable in monthly installments of $2,750 with interest of 17.13% and expired on April 15, 2011.

During 2010, the Company entered into a lease for computer software under a capital lease payable in monthly installments of $3,266 with interest of 17.13% and expired on April 15, 2012.

The Company is currently in arrears on its monthly lease payments. As of September 30, 2012, the lease is behind twenty nine (29) months. As a result, the current portion of the capital lease payable includes amounts owing from prior periods.

Minimum future lease payments under the capital leases as of September 30, 2012 are:

Amount owed in arrears	$60,966
Total future net lease payments	$60,966

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

7. LONG-TERM NOTES

On June 30, 2012, the Company entered into an agreement to convert $529,666 in accounts payable owed to O'Keefe Drilling Company, Inc. into a long term note. No payments have been made on this long term note for the nine months ended September 30, 2012, leaving a balance of $529,666, which accrues interest at 12% per annum. At September 30, 2012, the balance of accrued interest was $16,021. The balance of unpaid principal and accrued interest is due in full on or before June 30, 2014.

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

On July 27, 2011, pursuant to a PPM, relying on an exemption provided by Section 4(2) and Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, the Company began offering to accredited investors, through its Officers and Directors, on a best efforts basis, an aggregate of 1,000,000 shares of the Company's no par value common stock at a purchase price of $2.00 per common share ("Shares"). Through December 31, 2011, 320,350 shares of the Company's no par value common stock have been issued for $640,700 in cash. Through September 30, 2012, 363,000 shares of the Company's no par value common stock have been issued for $726,000 in cash.

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

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

8. EQUITY (Continued)

The Company has 12,031,361 and 5,956,553 warrants issued and outstanding with exercise prices between $0.00 and $2.50 as of September 30, 2012 and December 31, 2011, respectively, which were excluded from diluted earnings per share as their effect would be anti-dilutive.

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

Period ended September 30, 2012

Expected dividend yield	0.00%
Expected stock price volatility	123.85%
Risk-free interest rate	0.19%
Expected life of operations	1.00 years

During the nine months ended September 30, 2012, the Company granted stock warrants to its investors, lenders, and vendors to purchase an aggregate of 485,000 shares of the Company's no par value common stock at an exercise price of $0.00 per share, 5,345,013 at $1.50 per share, and 273,795 at $2.00 per share. The warrants have expiration dates beginning in 2013 through 2016, and have contractual lives ranging from 1 to 5 years. The total value of warrants granted during the nine months ended September 30, 2012 was $7,012,425 of which $796,210 was recorded as professional fees, $6,006,215 was recorded as Black-Scholes calculated non-cash expense related to warrant issuance, and $210,000 was recorded as interest expense.

A summary of outstanding warrants at September 30, 2012 is presented below.

Period ended September 30, 2012

Warrants outstanding, beginning of year	5,956,553
Exercised	(29,000)
Granted	6,103,808
Warrants outstanding, end of period	12,031,361

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

8. EQUITY (Continued)

Warrants (Continued)

Granted stock warrants:

Granted stock warrants:	Warrants outstanding and exercisable	Price	Expiration
January 22, 2010-May 24, 2010	4,727,113	$1.50	26 months-July 31, 2013
December 31, 2010	714,200	$1.00	60 months-December 31, 2015
April 28, 2011	10,000	$1.25	56 months-December 31, 2015
June 30, 2011	11,494	$1.25	36 months-June 30, 2014
July 22, 2011	248,496	$1.25	24 months-July 22, 2013
September 1, 2011	16,250	$2.00	11 months-July 31, 2013
September 13, 2011	20,000	$0.00	24 months-September 13, 2013
September 20, 2011	60,000	$2.50	18 months-March 20, 2013
September 22, 2011	20,000	$0.00	24 months-September 22, 2013
October 10, 2011	20,000	$0.00	24 months-October 10, 2013
October 17, 2011	30,000	$0.00	24 months-October 17, 2013
November 7, 2011	20,000	$0.00	24 months-November 7, 2013
November 11, 2011	13,000	$0.00	24 months-November 11, 2013
November 30, 2011	12,000	$0.00	24 months-November 30, 2013
December 14, 2011	10,000	$0.00	24 months-December 14, 2013
January 10, 2012	5,000	$0.00	12 months-January 10, 2013
January 11, 2012	5,000	$0.00	12 months-January 11, 2013
February 9, 2012	10,000	$0.00	24 months-February 9, 2014
March 12, 2012	25,000	$2.00	24 months-March 12, 2014
March 22, 2012	5,000	$0.00	24 months-March 22, 2014
April 10, 2012	5,000	$0.00	24 months-April 10, 2014
April 17, 2012	7,500	$0.00	24 months-April 17, 2014
April 22, 2012	5,000	$0.00	24 months-April 22, 2014
May 10, 2012	5,000	$0.00	24 months-May 10, 2014
May 12, 2012	7,500	$2.00	12 months-May 11, 2013
May 17, 2012	7,500	$0.00	24 months-May 17, 2014
May 22, 2012	5,000	$0.00	24 months-May 22, 2014
June 10, 2012	5,000	$0.00	24 months-June 10, 2014
June 17, 2012	7,500	$0.00	24 months-June 17, 2014
June 21, 2012	4,751,113	$1.50	13 months-July 31, 2013
June 21, 2012	593,900	$1.50	13 months-July 31, 2013
June 21, 2012	236,295	$2.00	13 months-July 31, 2013
June 22, 2012	5,000	$0.00	24 months-June 22, 2014
July 1, 2012	5,000	$0.00	24 months-July 31, 2014
July 4, 2012	5,000	$2.00	24 months-July 31, 2014
July 10, 2012	5,000	$0.00	24 months-July 10, 2014
July 17, 2012	7,500	$0.00	24 months-July 17, 2014
July 22, 2012	5,000	$0.00	24 months-July 22, 2014
August 10, 2012	5,000	$0.00	24 months-August 10, 2014
August 17, 2012	7,500	$0.00	24 months-August 17, 2014
August 22, 2012	5,000	$0.00	24 months-August 22, 2014
September 10, 2012	5,000	$0.00	24 months-September 10, 2014
September 17, 2012	7,500	$0.00	24 months-September 17, 2014
September 26, 2012	350,000	$0.00	60 months-September 26, 2017
	12,031,361	$0.00-2.50

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

8. EQUITY (Continued)

On July 21, 2011, pursuant to a vote of the Board of Directors, the Company extended the expiration date on warrants issued between January 22, 2010 and May 24, 2010 to July 31, 2013. On June 21, 2012, pursuant to a vote of the Board of Directors, the Company extended warrants expiring on July 31, 2012 to July 31, 2013.

On September 26, 2012, pursuant to a unanimous vote of the Board of Directors, the Company began offering members of the Board of Directors warrants to purchase the Company's no par value common stock based on the Director's years of service. Each Director who has not previously been paid shares of the Company's no par value common stock will be offered up to 100,000 warrants to purchase the Company's no par value common stock with an exercise price of $0.00 per share; of which 50,000 warrants will be awarded immediately and 50,000 warrants will be awarded once the Director has served in that capacity for two (2) years. The first 50,000 warrants expire within five (5) years of issuance and the second 50,000 warrants expire the same date as the initial 50,000 warrants. For the nine months ended September 30, 2012, a total of 350,000 warrants to purchase the Company's no par value common stock at an excercise price of $0.00 have been issued with a value of $700,000.

9. RELATED PARTY TRANSACTIONS

At September 30, 2012, a total of $990,338 (December 2011 - $804,818) is payable to directors and management for services. These outstanding amounts payable are unsecured and non interest bearing with no fixed terms of repayment.

The Company pays for services from Garnet Range Resources, LLC, a related party. These services consist of road maintenance, equipment rental, earth moving services, labor, and other services as needed. For the nine months ended September 30, 2012, the Company had been billed $0 for services (December 2011 - $0). As of September 30, 2012, the Company had also prepaid for services of $0 (December 2011 - $45,795). During the year ended December 31, 2011, the Company assumed liabilities of Garnet Range Resources, LLC in the amount of $211,580, which was classified as due from related party on the balance sheet (see Note 5 for more information on the transaction). On September 25, 2012, the Company's Board of Directors voted to exchange the prepaid services of $45,795 and the due from related party of $211,580 for equipment valued at $12,000 and unbilled services of $245,375 from Garnet Range Resources, LLC to satisfy outstanding balances between the two companies. The Company's President and CEO is a 50% owner of Garnet Range Resources, LLC.

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

The Company pays for accounting and payroll services from Junkermier, Clark, Campanella, Stevens, PC, a related party. At September 30, 2012, a total of $205,264 (December 2011 - $151,255) is payable for accounting services. For the nine months ended September 30, 2012, the Company had been billed $91,510 for services (December 2011 - $114,208). The Company's Corporate Secretary, Treasurer, and Board Member is a shareholder of Junkermier, Clark, Campanella, Stevens, PC.

The Company pays for consulting services from Dr. James Sears, a related party. At September 30, 2012, a total of $0 (December 2011 - $0) is payable for consulting and director services. For the nine months ended September 30, 2012, the Company had been billed $20,000 for services (December 2011 $8,500). Dr. Sears is on the Company's Board of Directors and is a member of the Audit, Corporate Governance and Compensation Committees.

GRANT HARTFORD CORPORATION (A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

10. OTHER MATTERS

On June 24, 2011, one of the Company's vendors, CDM Constructors, Inc., the firm providing support services for mine and mill development, with which the Company has an overdue balance, filed a UCC Lien in the amount of $674,371 on certain assets. The assets named in the lien include all recovered valuable minerals, the proceeds, products, refined materials, dore', bullion, and accounts relating to valuable minerals currently stockpiled on a limited number of the Company's optioned patented and unpatented mineral claims. The Settlement Agreement dated June 6, 2011 assigns 60% of the net mill receipts to the vendor related to shipments from the mining operations located on any of the described mineral claims, including the Lead King MS 4811 patented mining claim to pay the outstanding balance. The balance owed to the vendor at September 30, 2012 is $322,117 and is recorded in accounts payable.

On February 14, 2012, one of the Company's vendors, American Buildings Company, with which the Company has an overdue balance, filed a Construction Lien in the amount of $48,622 on the Nancy Hanks Lode Mining Claim. The balance owed to the vendor at September 30, 2012 is $48,622.

11. RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

12. SUBSEQUENT EVENTS

Pursuant to a PPM more fully described in Note 8, 10,000 shares of the Company's no par value common stock have been issued for $20,000 of cash since the period ended September 30, 2012.

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

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

(a)   Plan of Operation.

Our independent auditor has noted that there is substantial doubt about our ability to continue as a going concern at December 31, 2011. In light of our lack of revenues, and operating capital, our ability to continue as a going concern is dependent upon future events, such as the successful exploration and the future development and production of the Garnet Mineral Property, our ability to engage the services of highly qualified consultants who have expertise in the industry and our ability to secure additional sources of financing. See Risk Factor 3: "Auditor has raised substantial doubt about our ability to continue as a going concern" in our annual report filed on Form 10-K for the fiscal year ended December 31, 2011.

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

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2012
EXPENSES	(Unaudited)	(Estimated)
Management fees	$1,183,427	$1,344,569
General and administrative	$600,025	$750,000
Professional fees	$721,492	$950,000
Geological and mining expenses	$591,745	$700,000
Interest expnese	$698,154	$933,000
Surface access lease payments	$44,927	$60,000
Warrant exercise inducement expense	$6,006,215	$6,006,215
Total	$9,845,985	$10,743,784

Our Company anticipates incurring expenses of $10,743,784 for the fiscal year ending December 31, 2012 in order to continue the care and maintenance of existing equipment on the Garnet Mineral Property. The monthly average expenditure for both capital and expense items during the fiscal year ending December 31, 2012 is estimated to be approximately $895,315.

(b)   Management Discussion and Analysis of Financial Condition.

Liabilities	At September 30, 2012	At December 31, 2011
Accounts payable and accrued expenses	$3,277,124	$2,903,754
Short-term notes, net of discounts	$2,186,739	$1,938,300
Due to related parties	$1,195,602	$956,073
Capital lease payable	$60,966	$60,966
Related party short-term notes	$385,229	$82,584
Lease access payment	$60,000	$0
Option payment: mineral rights	$132,564	$5,854
Total Liabilities	$7,298,224	$5,947,531

As at September 30, 2012, we had total liabilities of $7,298,224 as compared to total liabilities of $5,947,531 at December 31, 2011, representing an overall increase of $1,350,693 or approximately 23%. This increase was due primarily to an increase in related party short-term notes of $302,645 or approximately 366% due to a new note from Leo Sauve in the first quarter and a "Reimbursement Agreement" with Commonwealth Resources, LLC in the second quarter, more fully described in Note 4 of the Financial Statements. Secondarily, there was an increase of $248,439 in short-term notes (net of discounts) or about 12.5%, primarily relating to amortization of debt discount on the short-term notes as well as to the issuance of new notes to finance ongoing operations. The total liabilities increase was also due to an increase in amounts due to related parties of $239,529 or approximately 25%, due to the continued work load required of our management in order to carry out our plan of operations while we did not have adequate financial capacity to pay for these services. There was an increase in the amount due regarding the Option Payment: Mineral Rights of $126,710 or approximately 2,164% because the Company has deferred its monthly option payments until such time as it has the financial resources to make regular payments. Accounts payable and accrued expenses increased by $373,370 or approximately 13%. This number is affected by the fact that one account payable of $529,666 converted their balance owed to a two year note, and a second accounts payable converted $200,000 of the amount owed into shares of the Company's common stock at $2.00 per share in the second quarter. If the Company had not realized these two conversions, Accounts Payable and Accrued Expenses increased $1,103,036 or approximately 38% due to the timing of when bills are received, when deposits for subscriptions are received and the fact that interest payable on outstanding debt and accrued wages and payroll taxes have also increased. Capital lease payable represented no change. The category Lease Access Payment reflects the money that is paid annually for a surface access lease on the 23 patented mining claims owned by Commonwealth Resources, LLC.

Stockholders' Equity (Deficit)	At September 30, 2012	At December 31, 2011
Accumulated deficit	$(22,881,834)	$(13,391,272)
Total Stockholders' Equity (Deficit)	$2,993,345	$4,332,107

As compared to the period ended December 31, 2011, the Company's accumulated deficit increased by $9,490,562, or approximately 71%, during the nine-month period ended September 30, 2012, which accounts for the net losses for the period, which are further described in the operating loss section set forth above. As compared to the fiscal year ended December 31, 2011, the Company's total stockholders' equity decreased by $1,338,762, or approximately 31%, during the nine-month period ended September 30, 2012. During the nine months ended September 30, 2012, this decrease was primarily due to losses incurred from operations. The effect of the issuance of the warrants does increase the net loss for the nine months ended September 30, 2012, but the expense is offset by a corresponding increase to equity of the same amount. When taking into account the cost of the warrants issued during the nine months ended September 30, 2012, the remaining loss from operations was $2,488,137, which was offset by stock issuances of $1,149,375 for a net decrease in equity of $1,338,762.

Income Taxes

For the period from inception March 15, 2007 through September 30, 2012, we paid $200 in income taxes. This is recorded under the General and Administrative Expenses category.

Results of Operations - Three months period ended September 30, 2012.

Revenues

As of the three months period ended September 30, 2012 and pursuant to the Company's primary business operations, we did not generate any revenues as compared to generating no revenues for the three months period ended September 30, 2011.

Operating Loss

	Three Months Ended	Three Months Ended
EXPENSES	September 30, 2012	September 30, 2011
Management fees	$841,383	$168,610
General and administrative	$255,356	$267,869
Professional fees	$353,045	$219,960
Geological and mining expenses	$432,599	$1,561,821
Interest expnese	$238,550	$84,011
Surface access lease payments	$15,123	$15,123
Total	$2,136,056	$2,317,394

As of the three months period ended September 30, 2012, we incurred a net loss of $2,136,056, as compared to a net loss of $2,317,394 for the three months period ended September 30, 2011, a decrease of $181,338 representing an approximate 8% decrease in net losses. Management fees increased by $672,773, or approximately 399% due to fulfilling the terms of the employment agreements for the Company's President/CEO, Senior Consultant and the Vice President of Marketing and Finance as well as the recording of warrants issued to five Board of Directors members. General and administrative costs decreased by $12,513 or just less than 5%. Professional fees increased by $133,085 or approximately 60%, which is attributable to an increase in legal, accounting and third party due diligence activities in relation to financing activities as well as to the issuance of warrants to Directors in the third quarter. Geological and mining expenses decreased by $1,129,222 or approximately 72%, which was related to the fact that there was less work done on the mine site than in previous period and a reclassification of some expenses previously categorized in geological and mining expenses. Interest expenses increased by $154,539 or approximately 184%, due to the fact that the Company's interest bearing debt increased in 2011 and now continues to grow interest. There have also been default warrants issued on the production loans that were not present in the same period in 2011.

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

Results of Operations - Nine month period ended September 30, 2012.

Revenues

As of the nine-month period ended September 30, 2012, we did not generate any revenues as compared to generating no revenues for the nine-month period ended September 30, 2011.

Operating Loss

	Nine Months Ended	Nine Months Ended
EXPENSES	September 30, 2012	September 30, 2011
Management fees	$1,183,427	$497,356
General and administrative	$600,025	$456,579
Professional fees	$721,492	$378,374
Geological and mining expenses	$591,745	$1,889,971
Interest expnese	$698,154	$91,063
Surface access lease payments	$44,927	$44,876
Black Scholes Calculated Non-cash Expense Related to Warrant Issuance	$6,006,215	$0
Total	$9,845,985	$3,358,219

As of the nine-month period ended September 30, 2012, we incurred a net loss of $9,845,985, as compared to a net loss of $3,358,219 for the nine-month period ended September 30, 2011, an increase of $6,487,766 representing an approximate 193% increase in net losses. This net increase in operating losses was due to significant changes in the Company between the nine months ended September 30, 2011 and the nine months ended September 30, 2012. Management fees increased by $686,071 or approximately 138%. General and administrative costs increased by $143,446 or approximately 31%, due to the depreciation of heavy equipment purchased for the purposes of beginning preparations for underground mining on the Garnet Mineral Property as well as an additional equipment rental during the period. Professional fees increased by $343,118 or approximately 91%, due primarily to the increased use of consultants relating to the creation of the portal at the Nancy Hanks Mine in the first quarter, an increase in legal, accounting and third party due diligence activities in relation to financing activities in the second quarter and the issuance of warrants to Directors in the third quarter. Geological and mining expenses decreased by $1,298,226 or approximately 69%, which was related to the fact that there has been less work done on the mine site than in the previous year, and a reclassification of some expenses previously categorized in geological and mining expenses in the third quarter. Interest expenses increased by $607,091 or approximately 667%, because the Company's interest bearing debt that accumulated in 2011 continues to grow interest. Most of the increase in the net losses from the first three quarters in 2011 compared to 2012 can be attributed to the new category, "Black Scholes Calculated Non-cash Expense Related to Warrant Issuance," which was added to reflect a one-time accounting charge related to the issuance of additional warrants to current existing warrant holders and to former warrant holders whose warrants had expired.

We estimate our operating expenses will increase during the fiscal year ending December 31, 2012 to $10,743,784. The increase will be attributable to continued mineralized material shipments from the Lead King site to the Golden Sunlight Mill and continued preparations to begin underground mining operations at the Nancy Hanks mine site located on the Garnet Mineral Property including the acquisition of underground mining equipment subject to receipt of adequate financing.

Liquidity and Financial Resources

We had working capital of ($6,403,936) at September 30, 2012, compared to working capital of ($5,589,154) at December 31, 2011. For the nine-month period ended September 30, 2012, net cash used in operating activities was ($533,334), as compared to the nine-month period ended September 30, 2011 of ($1,984,302). Net cash flows from operating activities fluctuates between periods primarily as a result of differences in net losses, the timing of the collection of accounts receivable, the timing and payment of accounts payable and due to related parties, and payments for and consumption of prepaid expenses. For the nine months period ended September 30, 2012, net cash used in investing activities was ($221,924), as compared to ($397,727) net cash used in investing activities in the nine-month period ended September 30, 2011. Net cash flows from investing activities decreased in the third quarter of 2012 as compared to the third quarter of 2011 as a result of less Company spending on equipment and infrastructure. For the nine-month period ended September 30, 2012, financing activities provided $790,087 as a result of the Company obtaining a note from the CEO's family and through the sale of our common stock pursuant to an exempt private offering under the Securities Act of 1933, as amended, dated January 24, 2012, and an exempt private offering under the Securities Act of 1933, as amended, to fifty (50) accredited investors dated February 22, 2012 through September 30, 2012, which are further described under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds section of this Form 10-Q, as compared to the nine-month period ended September 30, 2011, financing activities provided $2,391,928 as a result of the Company entering into a short term debt instrument for the purchase of heavy and industrial equipment and through the sale of our common stock pursuant to a Private Placement Memorandum dated February 16, 2011, which is further described under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds section of this Form 10-Q. Net cash for the nine-month period ended September 30, 2012 increased by $34,829 as compared to an increase of $9,899 for the nine-month period ended September 30, 2011. At the nine-month period ended September 30, 2012, we had cash of $36,723.

From the date of the incorporation of March 15, 2007 through September 30, 2012, we have paid for services valued at $1,306,250 through the issuance of 1,111,025 common shares, have raised an aggregate of $3,583,677 in cash through the issuance of 3,486,974 common shares, and paid debt of $5,581,009, which included interest resulting from the Company's short-term notes, through the issuance of the Company's no par value common stock.

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

On April 6, 2012, a Complaint was filed in the Montana First Judicial District Court, Lewis and Clark County Montana, against our Company and one of our Officers and Directors for an alleged Breach of Contract in the sum of $454,660 plus interest. It was deemed that the lawsuit was filed in the wrong jurisdiction and the case has been withdrawn without prejudice. The lawsuit may be re-filed in the appropriate county of Granite County where the real property is located. However, the parties are in the process of resolving their issues. The Company has recorded $454,660 in accounts payable related to the unpaid invoices in dispute for this matter. There has been no further accrual for penalties or interest as of September 30, 2012. Based on management's knowledge at the time of this Form 10-Q filing, management believes that the final resolution of such matters pending at the time of this Form 10-Q will not have a material effect upon our Company's financial position, results of operations or cash flow.

ITEM 1A.     Risk Factors.

Risk Factors Relating to Our Business

During the quarter ended September 30, 2012, there were minimal material changes from the risk factors set forth under Part I, Item 1A., "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as well as other reports and statements that we file with the SEC, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our financial position, results of operations or cash flows. The Risk Factors with material changes have been listed below.

13:   We have entered into an orderly plan for payment to cure a default under the terms of our contract with one of our third party contractors, who has filed a lien secured by 6 of our 23 optioned patented mineral claims, 1 patented mineral claim that is not optioned by us and 2 of our 122 optioned unpatented mineral claims.

We are currently in default under the terms of our contract with one of our third party contractors, CDM Constructors, Inc., who had filed a UCC Lien in the amount of $674,371 on certain assets. The assets named in the lien include all recovered valuable minerals, the proceeds, products, refined materials, dore', bullion, and accounts relating to valuable minerals currently stockpiled on the following patented claims optioned through Commonwealth Resources, LLC: Free Coin MS 4652, Lead King MS 4811, Bull's Eye MS 4651, Bull's Eye Fraction MS 9405, White Cloud MS 5631, Red Cloud MS 5451, on the Grant and Hartford MS 7327 which is not included in our optioned claims, and on the following unpatented claims optioned through Commonwealth Resources, LLC: GHC 50 and GHC 52. The Settlement Agreement dated June 6, 2011 assigns 60% of the net mill receipts to the vendor related to shipments from the mining operations located on any of the described mineral claims, including the mining operations on the Lead King MS 4811 patented mining claim, to pay the outstanding balance. The balance owed to the vendor at September 30, 2012 is $398,765.

While we are in default under the terms of our contract and there is a lien filed against the assets described above, we have entered into the .822656113 Combination Settlement Agreement, Security Agreement, and Assignment of Proceeds, which sets forth an orderly plan for payment of the balance owed, thus, CDM Constructors, Inc. is continuing to provide us services necessary for our continued exploration and operations on our Garnet Mineral Property. In the event that we are unable to satisfy the requirements of the orderly plan for payment, CDM Constructors, Inc. may be forced to limit, or discontinue their services on our Garnet Mineral Property until such time that the Company is able to pay all or a portion of its obligations. This limited or discontinued service could have a material adverse effect on our ability to carry on our operations and therefore limit, delay, or increase the cost of our operations which in turn could have an adverse affect on the value of our common stock, and could cause our business to fail. Additionally, a default on any part of this agreement would clearly prohibit our ability to use these assets as collateral to obtain debt financing, which could adversely affect the execution of our business plan.

36:   In the event that our acquired mining claims and leasehold interests become invalid, we will lose the 90 and 165 unpatented mining claims and 8 leasehold interests.

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

GHC acquired 90 unpatented mining claims from Commonwealth under the terms of the Share Purchase Agreement of 2010. GHC acquired 177 unpatented mining claims through staking and filing in 2011, of which 165 have been retained by the Company. In order to keep the 90 and 165 unpatented claims in good standing, the BLM requires that an annual maintenance fee (currently $140 per claim) be paid before August 31st of each year. In the event that these maintenance fees are not paid by the August 31st deadline, the mining claims become invalid and revert to the BLM. In the event that our mining claims become invalid, we will lose all rights that we have in the 90 and 165 unpatented claims.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The Company from July 1, 2012 through September 30, 2012, issued 208,500 shares of its no par value Common Stock at an offering price of $2.00 per share for an aggregate amount of $417,000, to fourteen (14) accredited investors in an exempt private offering pursuant to the Securities Act of 1933, as amended.

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

Subsequent Issuances

The Company, on October 10, 2012, issued 10,000 shares of its no par value Common Stock at an offering price of $2.00 per share for an aggregate amount of $20,000, to one (1) accredited investor in an exempt private offering pursuant to the Securities Act of 1933, as amended.

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

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.     Mine Safety Disclosures.

The Company did not receive any citations for mine safety in the third quarter ended September 30, 2012. However, at the end of the first quarter ended March 31, 2012, we had one minor infraction, which occurred in the fourth quarter of 2011. The citation was for not filing the quarterly report (MSHA Form 7000-2) for the fourth quarter in a timely manner.

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

GRANT HARTFORD CORPORATION
Registrant

Date: November 19, 2012	Date: November 19, 2012

By: /s/Eric Sauve Eric Sauve President, Chief Executive Officer, Chief Financial Officer and Director	By: /s/David Gilmer David Gilmer Principal Financial Officer